Form 10-Q
period 1995-09-30
CB&T INC
filed 1995-11-08
CIK 357130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission file number                   0-10669

CB&T, Inc.

(Exact name of registrant as specified in its charter)


                  Tennessee                      				62-1121054
(State or other jurisdiction of incorporation					       (I.R.S.
          Employer or organization)						        Identification No.)


101 East Main Street, McMinnville, Tennessee
(Address of principal executive offices)
(Zip Code)
37110


(Registrant's telephone number, including area code)
 (615) 473-2148




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September, 30 1995 270,058 shares.



This filing contains 13 pages.

C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY


INDEX

PART I.		FINANCIAL INFORMATION			                      		PAGE

Item 1.		Financial Statements                               3

			Consolidated Balance Sheets September 30, 1995
   and December 31, 1994	(Unaudited)                        4

			Consolidated Statements of Income for the three
				(3) month period and year-to-date ended
				September 30, 1995 and 1994, respectively
				(Unaudited)                                             5

			Consolidated Statements of Cash Flows for the
				year-to-date ended September 30, 1995
				and 1994, respectively		(Unaudited)                     6

			Management's Statement                                   7


	Item 2.		Management's Discussion and Analysis of Financial

				Condition and Results of Operations                     8


PART II.		OTHER INFORMATION                                12

			Signatures                                              13

C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

PART 1. FINANCIAL INFORMATION







Item 1.  Financial Statements





(THIS SPACE INTENTIONALLY LEFT BLANK)



C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
McMinnville, Tennessee 37110
CONSOLIDATED BALANCE SHEET


                       				September 30,	                  December 31,
                               1995                             1994


	ASSETS							  (Dollars in Thousands)

Cash and due from banks   	  $     7,247	                      $      9,434
Federal funds sold        	        2,050
Investment securities
available-for-sale (amortized
  	cost $50,373 and $60,643,
   respectively)           	      51,255  		                         59,583
Investment securities
held-to-maturity (fair value
 $44,56 	and $49,512,
 respectively  	                  43,964  		                         50,736
TOTAL INVESTMENT SECURITIES $     95,219		                      $   110,319
Restricted equity securities       1,105                              1,046
Loans                            139,493	             	             129,463
	Allowances for credit losses     (1,808)                            (1,733)
		   Unearned income              (2,100)                            (1,593)


            NET LOANS       $    135,585    	  	                $   126,137

Interest receivable     	          3,035	                             2,942
Bank premises and equipment,
	less allowances for
 depreciation             	        2,221                              2,372
Other assets                       2,254                              2,723

					   TOTAL ASSETS         $   248,716                         $  254,973


	LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
	Non-interest bearing     	  $    24,969                          $  26,919
	Interest-bearing deposits
 (other than time)     	          73,877                             75,325
	Time deposits lessthan $100M     84,209                             79,308
 Time deposits of $100M or more   24,195                             31,269

					TOTAL DEPOSITS       	  $   207,250                          $ 212,821

Federal funds purchased                                               5,700
Accounts payable and
 accrued liabilities  	            2,660                              2,034
FHLB borrowings          	         9,378                              7,821

TOTAL LIABILITIES         	  $   219,288                          $ 228,376


SHAREHOLDERS' EQUITY:

Common Stock of 2.50 par
 value:  Authorized
 1,000,000 shrs,	issued
 331,814 shrs including
 61,756 and 59,325	Treasury
 shrs in Sept. '95 and
 Dec. '94, respectively     $       829                           $    829
Surplus                           5,000                              5,000
Undivided Profit  s              27,847                             25,974

                            $    33,676	               	          $ 31,803

Less cost of treasury shares     (4,795)                            (4,549)
Net unrealized gains (losses)
 on available for sale
 securities,	net of tax             547                            (   657)

TOTAL SHAREHOLDERS'
 EQUITY	                    $    29,428                           $  26,597

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY                     $   248,716                           $ 254,973












C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
McMinnville, Tennessee 37110
CONSOLIDATED STATEMENTS OF INCOME


									                    Fiscal Year-to-date

						     Three Months Ended 	                    Nine Month Ended
						           September 30                          September 30        							       1995	     1994		      1995
             1994

INTEREST INCOME:

	Interest and fees on loans $   3,355  $   2,814  $    9,643 $    8,241
	Interest on taxable
 securities:
		Available-for-sale              790	     1,073	      2,453  	   3,202
		Held-to-maturity                400        463	      1,276	     1,218
Exempt from federal income tax:
		Available-for-sale               48	        51         145        154
		Held-to-maturity                235       	304	        752        970
Restricted equity securities       18			                  35	        26
Other interest income             103 	        2         228         58

		   TOTAL INTEREST INCOME  $   4,949  $   4,707  $   14,532  $  13,869



INTEREST EXPENSE:
	Interest on deposits
 other than time 	          $     559  $     643	 $    1,743  $   1,986
	Time deposits less
than $100M                      1,163	       729	      3,253      2,148
	Time deposits of $100M
 or more                          356	       298	        981        779
	Interest on FHLB borrowings      160	       119         455	       358
	Interest on federal
 funds purchased                              27	         54         27

 TOTAL INTEREST EXPENSE     $   2,238   $  1,816  	$   6,486   $   5,298
TOTAL NET INTEREST INCOM    $   2,711   $  2,891  	$   8,046   $   8,571
PROVISION FOR CREDIT LOSSES     (  99)	      (82)	      (260)       (274)
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES    2,612      2,809	      7,786       8,297


OTHER INCOME:
	Service charges on deposit
 accounts                         282        245	        765        738
	Other service charges,
 commissions	and fees              82         65         233        186
Net realized gains (losses)
 on available-for-sale
 securities                      (  8)	    ( 236)       ( 14)     ( 258)
Other income                       91         19         358        243

TOTAL OTHER INCOME                447      2,493	      1,342        909



OTHER EXPENSES:
 Salaries and employee benefits   798        759       2,493      2,377
	Net occupancy expense             74         72	        209        208
	Furniture and equipment expense  194        162	        569	       478
	FDIC Assessment              (    15)	      117	        221        350
	Other                            352        325       1,083        991

		    TOTAL OTHER EXPENSES	     1,403	     1,435       4,575      4,404

   INCOME BEFORE INCOME TAXES   1,656	     1,467	      4,553      4,802
 INCOME  TAXES                (   569)	  (   519)	 (   1,455)  (  1,557)



			             NET INCOME	     1,087	 	     948   	   3,098      3,245



Common shares outstanding
 ended September 30.       	  270,058    274,657	    270,058	   274,657
Net income per share
 of common stock                 4.03       3.45       11.47      11.81
Dividends per share
 of common stock                 1.75       1.60        4.50       4.10






C B & T, INC. AND WHOLLY-SUBSIDIARY
MCMINNVILLE, TENNESSEE 37110
CONSOLIDATED STATEMENTS OF CASH FLOWS





										   For the Period Ended

									             	                             September 30
                                      										1995               1994

                                      										 (Dollars in thousands)

Operating activities:

Net income                                $	     3,098     $	      3,245

Adjustments to reconcile net income
to net cash provided by operating
activities:
	Provision for credit losses                       260	       	      274
 Provision for depreciation and
 amortization                                      359        	      304
 (Increase) in interest receivable         (        93)	       (     298)
	Decrease (Increase) in other assets               469         (     607)
	Increase (Decrease) in other liabilities          626 	       (     125)

NET CASH PROVIDED BY OPERATING ACTIVITIES	    	  4,719	   $        2,793
 Investing activities:
   Purchases of securities
    available-for-sale                      (   15,830)	       (  20,789)
   Proceeds from maturities and
    sales of securities available-for-sale 	    26,262	           24,611
   Purchases of securities held-to-maturity (      462)        (  14,393)
   Proceeds from maturities of securities
    held-to-maturity                             7,072	          	11,018
   Increase in restricted equity securities (       59)	       (      37)
   Net increase in unrealized gains on
   available for-sale-securities            (    1,942)	       (     140)
   Net increase of loans                    (    9,708)	       (   4,535)
   Purchase of premises and equipment       (      208)	       (     521)

NET CASH USED BY INVESTING ACTIVITIES	       	   5,125 	       (   4,786)



Financing activities:
   Net (decrease) in noninterest-bearing
   and interest-bearing deposits            (    5,571)	       (   1,821)
   Net (decrease) in federal funds
   purchased                                (    5,700)       		   4,800
   Cash dividends                           (    1,225)        (   1,239)
   Purchase of Treasury Stock               (      246)        (   4,143)
   Net increase in other borrowed funds          1,557               235
   Increase in after-tax unrealized
   gains on securities                           1,204 	              87

NET CASH PROVIDED BY FINANCING ACTIVITIES	   (   9,981)        (   2,081)
DECREASE IN CASH AND CASH EQUIVALENTS	       (     137)        (   4,074)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR            	                  9,434         	  10,704
CASH AND CASH EQUIVALENTS AT END OF QUARTER	     9,297             6,630










The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These adjustments were normal reoccurring adjustments. For further information, refer to the Consolidated financial statements and footnotes included in the Corporation's Annual Report of Form 10-K for the year ended December 31, 1994.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION







At September 30, 1995, average total assets were $247.5 million compared to $254.3 million at September 30, 1994 and $254 million at December 31, 1994. Average earning assets at nine months ended September 30, 1995 totaled $233.4 million as compared to $240.2 million ended September 30, 1994 and $239.3 million at December 31, 1994, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.



SECURITIES

The Corporation's average debt securities portfolio at September 30, 1995 was $96.7 million which was a decrease from average investments of $121.2 million at September 30, 1994 and $119.5 million at December 31, 1994. The Corporation's debt securities had $ 51.3 million available-for-sale securities and $44 million held-to-maturity securities at September 30, 1995. This compares to $62 million and $59.6 million available-for-sale and $52.6 million and $50.7 million held-to-maturity debt securities at September 30, 1994 and December 31, 1994, respectively. Securities classified as available-for-sale upon the adoption of
 Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", are reported at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Net unrealized gains on the available-for-sale securities at September 30, 1995 totaled $881.9 thousand. Held-to-maturity securities are reported at amortized cost and the Corporation's management has the intent and ability to hold these securities to maturity. The substantial reduction of total debt securities beginning in 1994 was the result of the need to fund the expanding loan growth and to make available the funds necessary to meet customer deposit withdrawals. To avoid the expense of additional funds borrowings, it was Management's decision to supply these needed funds through the sales of securities and simultaneously, reduce a portion of the existing borrowings from Federal Home Loan Bank. Management determined that realized net losses from the securities sales would ultimately be offset by the reduced interest expense of borrowed funds coupled with the higher yield earned in loan growth and that such sales would not negatively impact future net interest income in subsequent years. The liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $12.9 million or 13.5% of the total debt securities and is an integral part of the asset/ liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $15.6 or 16.4% of total debt securities. At December 31, 1994, fixed rate securities maturing in the year or less totaled $6.9 million and floating rate debt securities with a repricing frequency of one year or less totaled $15.1 million. The liquidity portion of the debt securities portfolio increased significantly in 1995 over 1994 and available funds reinvested within the portfolio are currently being placed in securities yielding higher than those securities sold in 1994 and early 1995.



LOANS

The Corporation's average loan portfolio totaled $130.4 million at September 30, 1995 which was a substantial increase over the corresponding period in 1994 with average loans of $115.8 million and $117.2 million at September 30, 1994 and December 31, 1994, respectively. Average loan growth reflected an increase of $14.7 million or 12.7% over September 30, 1994 and $13.3 million or 11.3% over December 31, 1994. The increase in the loan portfolio was attributed primarily to the substantial growth in real estate mortgage leading which increased $7.2 million or 11% over the period ended September, 1994 and $4.5 million or 6.7% over December, 1994. The loan portfolio included commercial paper which totaled $4.9 million at the end of the current reporting period.



Upon adoption of the Statement of Financial Accounting Standards Nos. 114 and 118 "Accounting By Creditors for Impairment of a Loan" and "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures", the Corporation's Management defines an impaired loan as one for which it is likely the subsidiary will not collect its principal and interest in accordance with the contracted schedule. Since SFAS 114 states that the classifying of loans as impaired need not be applied individually to "large groups of smaller balance homogeneous loans", Management has taken the position that SFAS 114 does not apply to the Corporation's consumer loan portfolio or residential mortgage loans which are collectively evaluated for impairment. Management may, however, choose to apply the Statement to certain specific larger mortgage loans. As a matter of the Corporation's policy, there is no difference between impaired loans and nonaccruing loans with the exception of those loans which will be evaluated collectively.

A loan is placed on nonaccrual status when interest or principal has not been paid for 90 days. Exceptions to this policy are those loans that are in the process of collection and are well secured. A well-secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest. When evaluating a loan, the loan officer first considers the following factors: ability to pay, financial condition of the borrower, management, collateral and guarantors, structure, industry and economics. These factors having been weighed, the loan is then assigned to one of the following ratings: A-Excellent, B-Good, C-Fair, D-Watch (Substandard), E-Doubtful (Impaired). Losses on impaired loans are recognized in a timely manner, as soon as there is a reasonable probability of loss and the amount of loss can be calculated, that loss will be recognized.

At September 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $15,739, all of which were on a nonaccrual basis. The related allowance for credit losses for the impaired loans was $410. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $19,367. Impairment was measured using a present value calculation. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

The Corporation maintains sound credit policies through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at September 30, 1995 (in thousands): Loans accounted for on a nonaccrual basis - $26; Loans past-due ninety days or more as to interest or principal payments - $658; there were no trouble debt restructuring loans; Impaired loans - $16. At December 31, 1994, these risks factors were: Nonaccruing loans - $96; Loans past due ninety days or more - $436; Trouble debt restructuring loans - $954; Loans doubtful as to ability of the borrower to comply with payment terms- $339.

Any loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity or capital resources nor is management aware of any known trends, events, or uncertainties that will have or that are likely to have a material effect on the Corporation's liquidity, capital resources or operations.



OTHER EARNING ASSETS

At reporting period ended September 30, 1995, average federal funds sold totaled $5.1 million compared to $2.2 million and $1.6, which equates to $3 million or 138.3% and $3.5 million or 216.9% over September, 1994 and December, 1994, respectively.



DEPOSITS

Average deposits of the Corporation for the first nine months of 1995 were $204.9 million compared to $215.7 million and $214.3 million for the first nine months of 1994 and the year ended
December, 1994, respectively.

Short and medium terms rate increases caused depositors to move deposits from money market deposits accounts and savings, which decreased $16.3 million or 24.9% from December 31,1994, to longer term certificates of deposit. Certificates of deposit of less than $100 thousand increased $7.6 million or 10.3% while certificates of deposit of $100 thousand more decreased from December 31, 1994 by $3.3 million or 12.5%.



CAPITAL

The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $2,453 thousand or 9.3% at September 30, 1995 over September 30, 1994 and increased $1,627 thousand or 6% over December 31, 1994. For the nine months ending September, 1995, the Corporation had an equity capital to asset ratio of 11.5% compared to 10.6% at both September, 1994 and December 1994. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 20.9% and total capital was 22.2% at September 30, 1995 compared to 22.1% and 23.4% at September 30, 1994 and 21.8% and 23.1% at December 31, 1994. Total stock redemptions through nine months ended September 30, 1995, totaled $246 thousand which is 2,431 shares redeemed in year-to-date 1995. At the close of the first nine months of 1995, additional dividends of approximately $27 million could have been declared by the subsidiary without prior approval from the regulatory agency, however, the net assets of the Bank are restricted because of the capital requirements of the Bank as determined by the regulatory agencies. The Corporation's Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect or liquidity, capital resources or operations.



MATERIAL CHANGES IN RESULTS OF OPERATION



Interest from investment securities (including restricted equity securities) decreased during the current 1995 quarter by $400 thousand or 21.2% from the corresponding 1994 quarter. Investment income for the 1995 year-to-date decreased $909 thousand or 16.3% from the same nine month period in 1994. This decrease in investment income is attributable to the substantial reduction in the volume of the investment portfolio.



In the third quarter and year-to-date ended September 30, 1994, there were net realized losses on the sales of securities of $236 thousand and $258 thousand, respectively. The sales of securities during the current year resulted in net realized losses of $8 thousand for the third quarter and $14 thousand for the year-to-date. At September 30, 1994, net unrealized losses in securities totaled $.2 million and categorically were; Treasuries - $.2 million, Agencies - $ (.9) million and Municipals - $.5 million. During 1995, net unrealized gains totaled $.9 million and categorically were; Treasuries - $.4 million, Agencies - $.2 million and Municipals - $.3 million.



The Corporation's interest from loans for the quarter ended September 30, 1995, increased $541 thousand or 19.2% over the corresponding quarter in 1994. Loan interest income for the 1995 year-to-date increased $1,402 thousand or 17% over the same period in 1994. This increase in year-to-date loan interest income is primarily a result of the substantial increase in the volume of loans outstanding and a rising average yield on loans due to higher interest rates in the first half of 1995.



Interest on federal funds sold increased $226 thousand and $170 thousand in the third quarter and year-to-date 1995 over the corresponding periods in 1994.



Due to higher rates on deposit accounts and a shift in deposit accounts to higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the corresponding 1994 quarter by $408 thousand or 24.4%. Interest expense for the 1995 year-to-date increased by $1,064 thousand or 21.7% over the corresponding period in 1994. Interest expense for the 1995 reporting periods on certificates of deposits of less than $100 thousand increased by $434 thousand or 59.5% for the current quarter and $1,105 thousand or 51.4% year-to-date. Interest on time certificates of $100 thousand or more increased by $58 thousand or 19.5% and $202 thousand or 25.9% for the third quarter and year-to-date, respectively. Total interest expense on transaction accounts and savings deposits for the 1995 reporting period decreased from 1994 by $84 thousand or 13.1% for the third quarter and $243 thousand or 12.2% for the year-to-date. Interest expense on borrowed funds, primarily F.H.L.B. borrowings, increased $14 thousand or 9.6% and $124 thousand or 32.2% for the current quarter and year-to-date, respectively.



Non-interest income (excluding securities transaction) increased by $126 thousand or 38.3% for the 1995 quarter and $189 thousand or 16.2% for the current year-to-date over the corresponding periods in 1994. The major portion of the 1995 increase is due to a prior year tax refund which is reflected in other non-interest income.



For the quarter ended September 30, 1995, non-interest expense decreased by $32 thousand or 2.2%. For the1995 year-to-date, non-interest expense increased $171 thousand or 3.9% over the corresponding period in 1994. Additional non-interest expense for the 1995 year-to-date is attributable primarily to additional salary expense and employee benefits. The decrease in non-interest expense for the third quarter 1995 from the corresponding quarter in 1994 was due to an F.D.I.C. assessment refund of $128 thousand.



Year-to-date 1995 provision for credit losses reflects a decrease of $14 thousand or 5.1% from the corresponding period in 1994.



The net result of operations after federal income taxes for 1995 is an increase of $264 thousand or 27.9% for the quarter and a decrease of $147 thousand or 4.5% for the year-to-date period from the same periods in 1994.



It is the opinion of management that during the current reporting period of September 1995, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

C B &T, INC. AND WHOLLY-OWNED SUBSIDIARY



PART II.  OTHER INFORMATION







Items 1.-5.	None applicable to the reporting for the three (3)
months ended September 30, 1995.

Item 6.		Exhibits and Reports on Form 8-K.

		(a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended September 30, 1995.

		(b) - Reports on Form 8-K were filed on July 19, 1995 by the Registrant as notice of change in Registrant's certifying accountants.

SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







C B & T, INC.







					By:	 /s/  Jeffrey A. Golden


						Jeffrey A. Golden, Chairman, President
						and Chief Executive Officer







				           Date:         November 7, 1995






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/  Jeffrey A. Golden


Jeffrey A. Golden, Chairman, President
and Chief Executive Officer



(Principal Executive and Financial Officer)



Date:    November 7, 1995





/s/  Susan M. Young

Susan M. Young, Vice President
City Bank & Trust Company



(Principal Financial Reporting Officer)



Date:    November 7, 1995

























13