Form 10-Q/A
period 1995-09-30
CB&T INC
filed 1995-12-28
CIK 357130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q/A

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



This filing contains 3 pages.

SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







C B & T, INC.







By:      /s/  Jeffrey A. Golden


Jeffrey A. Golden, Chairman, President
and Chief Executive Officer







Date:         December 28, 1995






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/  Jeffrey A. Golden


Jeffrey A. Golden, Chairman, President
and Chief Executive Officer



(Principal Executive and Financial Officer)



Date:    December 28, 1995





/s/  Susan M. Young

Susan M. Young, Vice President
City Bank & Trust Company



(Principal Financial Reporting Officer)



Date:    December 28, 1995

REVISED EXHIBIT INDEX:

   EX-27