Form 10-K
period 1995-12-31
CB&T INC
filed 1996-03-28
CIK 357130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1995.

Commission file number                        0-10669

                         C B & T, Inc.
     (Exact name of registrant as specified in its charter)

              TENNESSEE                            62-1121054
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

     1O1 East Main Street
         McMinnville, Tennessee                          37110
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (615) 473-2148

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange
                                         which registered

                     None

                                         __

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock par value $2.50 per share
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-K or any amendment to this Form 10-K. [X]

This filing contains 55 pages.

The aggregate market value of the voting stock held by non-affiliates of C B & T, Inc. as of March 1, 1996 was $24,183,692.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1996 -- 269,667 shares.

              DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statements for 1995 annual shareholders' meeting of April 9, 1996 -- Part I and III

2. Annual Report to shareholders for year ended December 31, 1995 -- Parts I and II.

                            PART I.



Item 1. Business

(a)     General Development of Business

C B & T, Inc. ("C B & T") was incorporated in October, 1981 to take advantage of the opportunities afforded bank holding companies for expansion of banking operations and diversification into activities closely related to banking. In September, 1982, C B & T commenced operations as a registered bank holding company and The City Bank and Trust Company became a wholly-owned subsidiary of C B & T. C B & T engages and proposes to engage in various business activities permitted bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. In 1983, the name of The City Bank and Trust Company was changed to City Bank & Trust Company ("the Bank"). The Bank extended its services into DeKalb County, Tennessee, with the July, 1983, acquisition of the assets of The First Central Bank, Smithville, Tennessee, from the Federal Deposit Insurance Corporation (the "FDIC"). The Bank subsequently reopened the offices of The First Central Bank as the Bank's Smithville Branch.

(b)     Financial Information About Industry Segments

C B & T is a financial services organization incorporated in Tennessee and registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Bank which is a wholly-owned subsidiary of C B & T, services the Warren County and DeKalb County, Tennessee trade area and provides traditional banking services throughout the area.

(c)     Narrative Description of Business

      Supervision and Regulation

As a registered bank holding company within the meaning of the Bank Holding Company Act, the financial condition and operations of C B & T as well as those of its subsidiary are subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). C B & T is required to file with the Board of Governors an annual report and such additional information as may be required. The Bank Holding Company Act generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks controlled by it. The major exception to this rule is that, pursuant to Section 4(c)(8) of the Bank Holding Company Act, a bank holding company may engage in non-banking activities which, or may acquire shares in any company the activities of which, the Board of Governors has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The non-banking activities of C B & T and the Bank are so limited.

The Bank Holding Company Act requires that a bank holding company obtain prior approval of the Board of Governors before (1) acquiring directly or indirectly (except in certain limited circumstances) ownership or control of more than 5% of the voting stock of a bank, (2) acquiring substantially all of the assets of a bank, or (3) merging or consolidated with another bank holding company. The Bank Holding Company Act provides that the Board of Governors shall not approve any such acquisition, merger, or consolidation: (a) which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States; or (b) the effect of which, in any section of the country, may be to substantially lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade, unless the Board of Governors finds that the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In conducting its review of any application for approval the Board of Governors is required to consider the financial and managerial resources and future prospects of the company or companies and the banks concerned, and the convenience and needs of the community to be served. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers be delayed for a period of not less than 30 days following the date of such approval during which time company parties may obtain a review of the Board of Governors' order by filing a petition praying that the order be set aside in the United States Court of Appeals for the District of Columbia Circuit, or in the Court of Appeals for the circuit in which the complaining party has his, her, or its principal place of business. If no action based on the antitrust laws is commenced before the termination of the thirty-day period, the acquisition or merger may not thereafter be attacked in any judicial proceeding on the ground that it alone and of itself constituted a violation of any antitrust laws other than Section 2 of the Sherman Antitrust Act.

Except in certain circumstances, the Bank Holding Company Act also prohibits a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically, and not merely by implication, authorize such acquisitions by out-of-state bank holding companies. The Tennessee General Assembly enacted a national reciprocal interstate banking act permitting banking combinations with banking institutions located anywhere in the United States, which became effective January 1, 1991.

Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") amends the Bank Holding Company Act of 1956 to permit a bank holding company to acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States or 30% of deposits in the state in which the bank to be acquired is located. A state may waive the 30% deposit limitation. IBBEA also permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an instate bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

Effective June 1, 1997, an "adequately capitalized" bank, with the approval of the appropriate federal banking agency, may merge with another adequately capitalized bank in any state that has not opted out of interstate branching and operate the target's offices as branches if certain conditions are satisfied. The same national (10%) and state (30%) deposit concentration limits and any applicable state minimum-existence restrictions (up to a maximum of five years) apply to interstate mergers as to interstate acquisitions. The applicant also must comply with any nondiscriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. A state may opt out of interstate branching by enacting a law before June 1, 1997, expressly prohibiting interstate merger transactions.

Under IBBEA, the resulting bank to an interstate merger may establish or acquire additional branches at any location in a state where any of the banks involved in the merger could have established or acquired a branch. A bank also may acquire one or more branches of an out-of-state bank if the law of the target's home state permits such action. In addition, IBBEA permits a bank to establish a de novo branch in another state if the host state by statute expressly permits de novo interstate branching.

IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans, and receiving loan payments effective as of September 29, 1995. Under IBBEA, a savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994, and satisfies certain additional requirements.

The foregoing provisions of IBBEA may increase competition, within CB&T's existing market area. It is uncertain whether IBBEA will make banks in predominantly rural markets like
McMinnville more or less attractive acquisition candidates of larger banks and bank holding companies.

The Federal Reserve Act imposer strict limitations on investments by subsidiary banks in the stock or other securities of their parent bank holding company or any of its other subsidiaries and on the taking of such stock or securities as collateral for loans to any borrowers. In addition, the Federal Reserve Act imposes strict limitations on extensions of credit and other transactions by and between subsidiary banks and their parent bank holding company or any of its other subsidiaries. The 1974 Amendments to the Federal Reserve Act also granted the Board of Governors discretionary authority to regulate interest rates on debt obligations issued by bank holding company affiliates of banks which are members of the Federal Reserve System. This authority does not extend to commercial paper.

The Bank Holding Company Act, as amended, and regulations of the Board of Governors thereunder prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or the furnishing of services. The Bank Holding Company Act requires that a corporation, partnership, trust, or other specified entity obtain prior approval of the Board of Governors before taking any action that causes the corporation to become a bank holding company, which may occur if it acquires ownership, control, or the power to vote 25% or more of any class of voting securities of a bank, or if it otherwise controls the election of a majority of the directors of the bank, or if the Board of Governors determines that it exercises a controlling influence over the management or policies of the bank. Although the Bank Holding Company Act does not apply to the acquisition of a bank by an individual, any individual or group of individuals acting in concert that proposes to acquire control of a bank insured under the Federal Deposit Insurance Act or the control of a bank holding company that has control of any such insured bank, must provide sixty days prior written notice to the appropriate federal banking agency, which may disapprove the proposed action under certain standards specified in the Change in Bank Control
Act. For purposes of the change in Bank Control Act, control means the power to direct the management or policies of the bank or to vote 25% or more of any class of voting securities of the bank. Bank holding company acquisitions of banks and bank holding  companies  pursuant to certain provisions  of  the  Bank
Holding  Company Act are exempt from the Change in  Bank  Control
Act.

Tennessee Bank Holding Company Regulation


C B & T is prohibited under Tennessee law from acquiring a bank outside the four major metropolitan areas (Shelby, Davidson, Knox, and Hamilton Counties in which Memphis, Nashville, Knoxville, and Chattanooga are located, respectively) unless the bank has been incorporated more than five years or is in financial difficulty as determined by the appropriate regulatory agency and the regulatory agency approves the acquisition. A bank holding company is prohibited from acquiring any Tennessee bank if the holding company's banks control as much as 16 1/2% of the total deposits in all federally insured financial institutions in Tennessee. Tennessee banking laws permit a bank to serve as the agent of another bank for the purposes of accepting deposits, loan payments, or other payments of funds on behalf of the bank without regard to the locations of the respective banks. Under Tennessee law, banks may branch state-wide, subject in certain instances to the approval by the Tennessee Commissioner of Financial Institutions.

The Bank

The operations of the Bank are affected by various requirements and restrictions imposed by the laws of the United States and the State of Tennessee, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on various types of deposits, and restrictions on the nature and amount of loans that may be granted and on the types of investments that may be made. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All subsidiary banks of a bank holding company must become and remain insured banks under the Federal Deposit Insurance Act.

The Bank is chartered under the banking laws of Tennessee and, as such is subject to the applicable provisions of such loans. Tennessee banks are required to maintain certain cash reserves either directly or indirectly. As a member of the FDIC, the Bank is subject to the provisions of the Federal Deposit Insurance Act. The bank, as a state bank whose deposits are insured by the FDIC, may not engage as principal in any type of activity that is impermissible for a national bank, unless the FDIC has determined that the activity would not pose a significant risk to the deposit insurance fund and the Bank meets applicable capital standards. The Bank is subject to supervision and regular examination by the FDIC and by the Tennessee Department of Financial Institutions. A Tennessee bank may declare dividends not more than once in each calendar quarter from its undivided profits account.

Community Investment

The Bank is subject to the provisions of the Community Reinvestment Act ("CRA"). Under this Act, the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. Information concerning the Bank's CRA rating can be obtained by contacting its main office at 101 East Main Street, McMinnville, TN 37110.

Restrictions on Dividends Paid by Subsidiary Banks


Substantially all of the funds available for the payment of dividends by C B & T are derived from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends.

The Tennessee banking statutes provide that the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the Department of Finance Institutions, may credit net profits to the bank's undivided profits account, and therefrom may quarterly, semi-annually, or annually declare a dividend in such amount as they shall judge expedient after deducting any net loss from the undivided profits account and transferring to the bank's surplus account (1) the amount (if any) required to raise the surplus to 50% of the capital stock and (2) an amount, not less than 10% of net profits, until the surplus equals the capital stock, provided that the bank has adequately reserved against deposits and such reserve will not be impaired by the declaration of the dividend. A state bank, with the approval of the Department of Financial Institutions, may transfer funds from its surplus account to the undivided profits account or any part of its capital stock account.

The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent unsafe or unsound banking practices.

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the State of Tennessee. The Tennessee General Assembly has adopted such statutes. The general interest rate statutes currently in effect establish a maximum rate of interest at 4% above the average prime loan rate (or the average short-term business loan rate, however denominated) for the most recent week for which such average rate has been published by the Board of Governors or 24% per annum, whichever is lower. In the event that the Board of Governors fails to publish the average rate for four consecutive weeks or the maximum rate of interest should be adjudicated or become inapplicable for any reason whatsoever, the maximum rate of interest is denied to be 24% until the Tennessee General Assembly otherwise provides. As of December 31, 1995, the maximum effective rate in the state of Tennessee was 12.5%.

Although  the  statutory maximum effective rate in the  state  of
Tennessee  as  of  December 31, 1995,  was  12.5%,  decisions  by
Federal District Courts have held that notwithstanding the general interest rate statutes described above, the maximum rate of interest that a state bank may charge is 24%, at least with respect to the types of loans that a Tennessee industrial loan and thrift company registered under the provisions of Tennessee law would have been authorized to make. In general, a Tennessee industrial loan and thrift company is authorized to charge interest at a rate of 24% on loans of $100 or more. These Federal District Court decisions have observed that under federal law, a national bank can charge interest at the highest rate allowed by state law in the state where the national bank is located and held that a national bank in Tennessee can charge interest at the same rate as a Tennessee industrial loan and thrift company.

Tennessee banking laws permit a state bank to make loans upon the same terms and at the maximum effective interest rate as authorized on credit extended by national banks in Tennessee.

These decisions held that a state bank in Tennessee therefore can charge the same rate of interest as a Tennessee industrial loan and thrift company.

The relative importance of the usury laws to the financial operations of C B & T and the Bank varies from time, to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of C B & T is unable to state whether existing usury laws have had or will have a material adverse effect on the business or earnings of C B & T or the Bank.

Competition

The banking business in the areas served by the Bank is highly competitive. Competition exists with other area banks for deposits, loans, and trust accounts, and with larger banks located in some of the principal cities within Tennessee and certain other states for commercial loans and trust services. The Bank also competes for funds with savings and loan associations and certain government agencies and in the open money market. Competition also exists for loans from other financial institutions, such as savings banks, savings and loan associations, insurance companies, small loan companies, credit unions, and certain governmental agencies.

Subsidiary

City Bank & Trust Company

The Bank commenced operations in 1912 as a state chartered bank under the laws of the State of Tennessee. In September, 1982, the Bank, pursuant to a corporate reorganization, became a wholly owned subsidiary of C B & T, a one-bank holding company.

On July 8, 1983, the Bank acquired certain assets and assumed certain liabilities of The First Central Bank, Smithville, Tennessee, which commenced operations as the City Bank & Trust Company, Smithville Branch, on July 11, 1983, which extended the Banks services into DeKalb County in addition to Warren County.

The Bank conducts a full service banking and trust business in Warren County and DeKalb County, Tennessee. The Bank's main office is located in McMinnville, Warren County, Tennessee, and the Bank operates a full service branch in Smithville, DeKalb County, Tennessee. There are four banks, including the Bank, one federal savings bank, one federal savings and loan association, and one federal credit union within Warren County, which has a population of approximately 33,000. DeKalb County has a population of approximately 14,400 and is served by four banks, including the Bank's Smithville Branch. Both counties are centers of a diversified commercial, industrial, agricultural, and tourism area.

The Bank offers such customary commercial banking services as checking and savings accounts, certificates of deposit, safe deposit facilities and money transfers. Its principal source of income is from interest earned on personal, commercial, agricultural, real estate, and installment loans.

The Bank's Trust Department acts as trustee, executor, and administrator under wills, and serves in trustee, conservator, VA guardian, and agent capacities for individual and corporate customers. It functions as trustee under bond indentures, as well as trustee and administrator under pension, IRA, SEPP, and other employee benefit plans for corporations and other organizations. The Bank handles approximately 520 individual and corporate trust accounts, and provides investment management and other related services. The Bank's Trust Department had assets of approximately $59,475,000 under management as of December 31, 1995. These assets are not included as assets in the balance sheet of the Bank or C B & T.

Employees

C B & T, including the Bank, has approximately 117 employees, which includes 2 part-time employees. Four of the Bank's officers are also officers of C B & T. None of the Bank's employees are covered by a collective-bargaining agreement.

Distribution  of  Assets, Liabilities and  Stockholder's  Equity;
Interest Rate and Interest Differential

This table is incorporated herein by reference as a financial table pages 35-38 which are attached to and made a part of the Annual Report to Shareholders which is attached hereto as Exhibit
13.

Investment Portfolio

The investment portfolio is incorporated herein by reference to Notes to Consolidated Financial Statements pages 20-21 which are attached and made a part of the Annual Report to Shareholders which is attached hereto as Exhibit 13.

Loan Portfolio

The loan portfolio is incorporated herein by reference to Notes to Consolidated Financial Statements pages 22-23 which are attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Risk Element

The risk element is incorporated herein by reference to Notes to Consolidated Financial Statements page 23 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Summary of Loan Loss Experience

The summary of loan loss experience is incorporated by reference as a financial table page 39 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as
Exhibit 13.

Allocation of the Allowance for Possible Credit Losses

The allocation of the allowance for possible credit loss is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation pages 7-11 which are attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Deposits

The deposits are incorporated herein by reference to Notes to Consolidated Financial Statements page 26 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Financial Ratios

Financial ratios are incorporated by reference as a financial table page 40 which is attached to and made a part of Annual
Report to Shareholders which is attached hereto as Exhibit 13.

Short-Term Borrowings

There were no short-term borrowings with an average balance outstanding during the year as great as 30% of shareholders' equity at December 31, 1995.

Item 2. Properties

A discussion of the properties owned by the Corporation and the Bank is incorporated herein by reference to Notes to Consolidated Financial Statements page 24 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as
Exhibit 13.


Item 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business known to the Board of Directors to which C B & T or the Bank is a party or of which any of their property is subject.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Shareholders during the fourth quarter of the fiscal year ended December 31, 1995.


<>PAGE> 11


Item 4(b). Executive Officers of Registrant

The following is a list of February 29, 1996 showing the names and ages of all executive officers of the registrant, the nature of any family relationship between them, and all positions and offices held by each of them:

Name                   Age        Positions and Offices Held

Jeffrey A. Golden*      55        Chairman of the Corporation and the
                                  Bank  since October 1994. President
                                  and Chief Executive Officer of
                                  the Corporation since November, 1981
                                  and the Bank since January, 1979.

M.  Thomas Mullican*    74        Vice Chairman of Corporation since
                                  April, 1983; Board of Directors of
                                  Corporation since November, 1981.
                                  Farmer and Investor.

Larry  E.  Brown*       49        Executive  Vice  President  of   the
                                  Corporation and the Bank since  April,
                                  1987; Senior Vice President of the
                                  Corporation and the Bank, 1986 - 1987.

Ann  Martin             46        Secretary of Corporation since
                                  November, 1986; Secretary to the
                                  Board since January, 1995.

James  H.  Hillis       56        Treasurer of the Corporation since
                                  October, 1983; Senior Vice President
                                  of the Bank since March, 1983.



* Member of C B & T's Executive Committee


All of the officers of C B & T listed above are subject to re-election at the Board of Directors meeting following the Annual
Meeting of Shareholders scheduled for April 9, 1996.

                            PART II


Item  5.  Market for the Registrant's Common Equity  and  Related
Shareholder Matters

The market for C B & T's Common Stock and related shareholder matters are incorporated herein by reference to Common Stock
Market  Price  Information on page 41 of  the  Annual  Report  to
Shareholders which is attached hereto as Exhibit 13.


Item 6. Selected Financial Data

The selected financial data is incorporated herein by reference to Consolidated Selected Financial Data on page 41 of the Annual
Report to Shareholders which is attached hereto as Exhibit 13.


Item 7.   Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7-11 of the Annual Report to Shareholders which is attached hereto as Exhibit 13.


Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are incorporated herein by reference to the Consolidated Financial Statements on pages 12-34 of the Annual Report to Shareholders which is attached hereto as Exhibit 13.


Item   9.  Disagreements  with  Accountants  on  Accounting   and
Financial Disclosure

C B & T and its accountants have had no reportable disagreement on any matter of accounting principles or practices or financial statement disclosure.

                            PART III



Item 10.   Directors and Executive Officers of the Registrant

(a)Identification of Directors Information regarding identification of directors is hereby incorporated from the Election of Directors section of C B & T's definitive proxy statement for use in connection with the Annual Meeting of Shareholders to be held April 9, 1996 ("Current Proxy Statement") on pages 2, 3, 4 and 5.

(b)Identification of Executive Officers Information regarding identification of executive officers may be found in Item
   4(b) of Part I of this Form 10-K.

(c)Section  16(a) Reporting Delinquencies  Information  regarding
   Section 16(a) Reporting Delinquencies is hereby incorporated from the Section 16(a) Reporting Delinquencies section of C B
   & T's Current Proxy Statement on page 13.


Item 11.   Executive Compensation

Information   regarding   management   compensation   is   hereby
incorporated from the Executive Compensation section of C B & T's
Current Proxy Statement on pages 9, 10, and 11.


Item  12.    Security Ownership of Certain Beneficial Owners  and
Management

Information regarding security ownership of certain beneficial owners and management is hereby incorporated from the Information
Regarding Certain Beneficial Owners section of C B & T's  Current
Proxy Statement on pages 3, 4, 5 and 6.


Item 13.   Certain Relationships and Related Transactions

Information   regarding   certain   relationships   and   related
transactions   is   hereby   incorporated   from   the    Certain
Relationships  and Related Transactions section  of  C  B  &  T's
Current Proxy Statement on page 13.

                            PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on
Form 8-K *

               (a) (1) and (2) -The response to  this
               portion of Item 14 is submitted as a separate section of this report.

                   (3) -   The following exhibits are filed herewith:

                           (13) Annual report to security holders

               (b) - Form 8-K was filed on July 19, 1995 to report a change in accounting firms.



      * Bylaws remain the same as those included in the Form 10-K submitted for the fiscal year ended December 31, 1994.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               C B & T, Inc.



                               By /s/  Jeffrey A. Golden
                                  Jeffrey A. Golden, Chairman,
                                  President, Chief Executive Officer

                               Date   March 12, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey A. Golden
Jeffrey A. Golden, Chairman
President, Chief Executive Officer

(Principal Executive and Financial Officer)

Date  March 12, 1996



/s/ Susan M. Young
Susan M. Young, Vice President
City Bank & Trust Company

(Principal Accounting Officer)

Date  March 12, 1996

/s/ Robert W. Boyd, Sr.                 /s/ James H. Hillis
Robert W. Boyd, Sr., Director           James H. Hillis, Director

Date   March 12, 1996                   Date  March 12, 1996


/s/ Larry E. Brown                      /s/ J. Paul Holder
Larry E. Brown, Director                J. Paul Holder, Director

Date  March 12, 1996                    Date  March 12, 1996



/s/ John R. Collier, Jr.                /s/ M. Thomas Mullican
John R. Collier, Jr., Director          M. Thomas Mullican, Director

Date  March 12, 1996                    Date  March 12, 1996



/s/ James A. Dillon, Jr.                /s/ James A. Puckett
James A. Dillon, Jr., Director          James A. Puckett, Director

Date  March 12, 1996                    Date  March 12, 1996



/s/ Jeffrey A. Golden                   /s/ Leon B. Stribling
Jeffrey A. Golden, Director             Leon B. Stribling, Director

Date  March 12, 1996                    Date  March 12, 1996



/s/ Charles D. Haston                   /s/ James E. Walling
Charles D. Haston, Director             James E. Walling, Director

Date  March 12, 1996                    Date  March 12, 1996

Form 10-K -- Item 14(a)(1) and (2) and Item 14(d)

C B & T, Inc. and Subsidiary

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The  following consolidated financial statements of C B & T, Inc.
and Subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, and incorporated by reference in Item 8:

    Independent Auditors' Report

    Consolidated Balance Sheets -- December 31, 1995 and 1994

    Consolidated Statements of Income -- Years ended December 31,
    1995, 1994 and 1993

    Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows -- Years ended
    December 31, 1995, 1994 and 1993

    Notes  to Consolidated Financial Statements -- December  31,
    1995, 1994 and 1993

All  schedules to the consolidated financial statements  required by Article 9 of Regulation S-X are not required under the related
instructions  or  are  inapplicable,  and  therefore  have   been
omitted.

                         EXHIBIT INDEX

                         C B & T, INC.


Exhibit Number           Title or Description

     (13)         Annual report to security holders

                           EXHIBIT 13


                 ANNUAL REPORT TO SHAREHOLDERS


                         C B & T, INC.

Financial Discussion



The following discussion is presented to assist in understanding the current financial condition and results of operations of C B & T, Inc. and its subsidiary, City Bank & Trust Company. This discussion should be read in conjunction with the consolidated financial statements and related disclosures presented in other sections of this annual report.


PERFORMANCE OVERVIEW

Net income for 1995 was $4,067,000 or $15.00 per share, compared to $4,260,000 or $14.37 per share in 1994 and $4,966,000 or
$15.58 per share in 1993. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1995 was 14.37 percent compared to 15.12 percent in 1994 and 18.80 percent in 1993. ROA measures how effectively a corporation uses its assets to produce earnings. For 1995, return on average assets was 1.64 percent. ROA was 1.68 percent in 1994 and 2.03 percent in 1993. ROE and ROA have been negatively impacted by a downward trend in the net interest margin. ROE and ROA decreases are the results of increase in the cost of deposits.


NET INTEREST INCOME

The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis has declined to $11,344,000 in 1995, from $12,073,000 in 1994 and $12,481,000 in 1993. Net interest margin, which is net interest income divided by average earning assets, was 4.87 percent in 1995, compared with 5.07 percent in 1994 and 5.43 percent for 1993. Average earning assets, as a percentage of total assets, increased slightly to 93.9 percent in 1995 compared to 93.8 percent in 1994 and 94.2 percent in 1993.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is an operating expense recorded to maintain the related balance sheet allowance account that is provided to cover losses that may be incurred in the normal course of lending. The total provision for loan and real estate losses was $376,000 in 1995, $330,000 in 1994 and $431,000 in 1993. Management regularly monitors the allowance for possible loan losses and considers it to be adequate.


NONINTEREST INCOME

Total noninterest income of $1,743,000 in 1995 increased $403,000 or 30.1 percent, when compared to 1994. This follows a decrease of 22.7 percent during 1994 and an increase of 9.4 percent during 1993. Service charges on deposit accounts increased $71,000 in 1995 due, principally, to growth in transaction and savings deposit accounts coupled with price increases. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in losses of $14,000 and $308,000 in 1995 and 1994 as compared to a gain of $93,000 in 1993.

NONINTEREST EXPENSES

Noninterest expenses increased 3.2 percent in 1995, a significantly slower rate of growth than the 6.5 percent in 1994 and 7.1 percent in 1993. The increase in 1995 can be attributed to higher levels of expense relative to salaries. Salaries, wages and benefits accounted for 56.0 percent of total noninterest expense in 1995, compared to 54.1 percent in 1994 and
54.1 percent in 1993. These increases are primarily attributable to the increased cost of benefits and merit raises. Federal
Deposit Insurance Corporation's insurance assessment decreased $235,000 in 1995 as compared to an increase of $5,000 in 1994 and $39,000 in 1993.





INCOME TAXES

One element of the Corporation's tax planning is the implementation of various investment and loan strategies to maximize after-tax profits. This planning is an ongoing process which considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) is less than the statutory rate primarily due to income on tax-exempt securities and loans. It should be recognized that the yield on these types of assets is considerably less than on other investments of the same maturity and risk.

The  income  tax provision was $1,788,000 in 1995, compared  with
$1,944,000  in  1994 and $2,159,000 in 1993.   The  Corporation's
effective tax rate was 30.5 percent in 1995, 31.3 percent in 1994 and 30.3 percent in 1993.

It has been determined that for the year ended December 31, 1995, a valuation allowance is not required on any of the deferred tax assets recorded due, primarily, to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.


CREDIT QUALITY AND EXPERIENCE

Impaired Loans

Effective January 1, 1995, the Corporation and the Bank adopted Statement of Financial Accounting Standards No. 114. (as amended by No 118), "Accounting by Creditors for Impairment of a Loan". SFAS 114 established the accounting by creditors for impairment of a loan by specifying how allowances for possible loan losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The management evaluates smaller balance homogeneous loans collectively for impairment. Loans collateralized by one-to-four family residential properties, consumer installment loans and credit card loans are considered smaller-balance homogeneous loans.

Loans that are ninety days past-due, loans on non-accrual status, and loans that are included on the Bank's problem loan list are evaluated for impairment. A loan on non-accrual status is a loan on which interest accruals are discontinued. Interest accruals are discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect that such interest will be collected. Interest income is subsequently recognized only to the extent of the excess of cash payments received over the principal balance due.

When a loan is impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. The Bank does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to the provision for possible loan losses, but in no event are changes in the net present value used to justify having a loan on the Bank's books at a value that exceeds its recorded investment. Impaired loans are charged-off once management has exhausted all efforts to collect the loan.

Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

Total nonperforming loans at December 31, 1995 were $398,000 compared to $1,825,000 at December 31, 1994 and $2,063,000 at
December 31, 1993. The ratio of nonperforming loans to the allowance for loan losses at December 31, 1995, was 21.4 percent compared to 105.3 percent and 128.9 percent at December 31, 1994 and 1993, respectively. Total nonperforming loans as a percentage of total loans decreased to 0.3 percent at December 31, 1995, compared to 1.4 percent at December 31, 1994 and 1.8 percent at December 31, 1993

Allowance for Possible Loan Losses and Loan Charge-Offs

The allowance for possible loan losses is the reserve maintained to cover losses that may be incurred in the normal course of lending. The allowance for possible loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectible by management and charged against the allowance, net of recoveries.

In determining the adequacy of the allowance for possible loan losses, management on a regular basis evaluates and gives consideration to the following factors: estimated future losses of significant loans including identified problem credits; historical loss experience based on volume and types of loans; trends in portfolio volume, maturity and composition; off-balance sheet credit risk; volume and trends in delinquencies and non-accruals; economic conditions in the market area; and any other relevant factors that may be pertinent.

Potential problem loans are those loans which are on the Corporation's "watch list". These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list' is reviewed and adjusted for changing conditions.

FINANCIAL CONDITION

The  following  discussions  address key  elements  of  financial
condition,  including  earning  assets,  the  source   of   funds
supporting  earning  assets,  capital  adequacy  and  asset   and
liability management.


EARNING ASSETS

Loans

At December 31, 1995, loans were $140.5 million, compared to $129.5 million at December 31, 1994. This represents an increase of 8.5 percent in 1995. In 1994 loans increased 10.3 percent, from $117.4 million at December 31, 1993.

Loans  comprise the majority of the Corporation's earning  assets representing 56.5 percent of average earning assets in  1995  and
49.2  percent in 1994.  Average loans outstanding increased  12.5 percent in 1995 and 5.8 percent in 1994.

The largest category in the loan portfolio was real estate mortgage loans, which comprised 63.8 percent of total loans at the end of 1995. Installment loans totaled 21.9 percent of the portfolio and commercial loans comprised 12.5 percent of the portfolio. All other loans were 1.8 percent of the portfolio. In 1994 real estate mortgages were 65.9 percent of the portfolio, installment loans were 21.8 percent, commercial loans were 10.9 percent and other loans were 1.4 percent.

The mix within the commercial loan portfolio is diverse and represents loans to a broad range of business interests located, primarily, within the Bank's defined market area with agribusiness industry being the only concentration. The installment loan portfolio is composed, principally, of financing to individuals for vehicles and consumer assets. The real estate portfolio is primarily residential mortgages.

Fixed  rate  loans  maturing  within  one  year  and  loans  with
adjustable   rates  that  reprice  annually  or  more  frequently
(exclusive of scheduled repayments) totaled $50,392,000, or  35.9 percent of the loan portfolio at December 31, 1995.

Investment Securities

The  investment  portfolio represented 41.3  percent  of  average earning assets in 1995 and 50.1 percent in 1994. Average investment securities decreased 19.5 percent in 1995 compared to 1994. The tax-equivalent yield on the entire portfolio was 7.01,
6.75 and 7.42 percent in 1995, 1994 and 1993, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest-rate-sensitivity management. In addition, they serve as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic, tax status and financial trends.

The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political
subdivisions  and  certain  other investments.   The  quality  of
obligations of states and political subdivisions will be A, AA, or AAA, the majority of which will be AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service area, we may purchase certain unrated bonds of local municipalities provided they are of reasonable credit risk.

On November 15, 1995, the Financial Accounting Standards Board issued a guide for the implementation of SFAS 115 which allows a bank to reassess the appropriateness of the classification of all securities held at November 15, 1995 and until December 31, 1995, and account for any resulting changes in classifications as a transfer. Changes in classification from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of a bank to hold other debt securities to maturity in the future. As a result of this one-time reassessment, on November 30, 1995, the Bank transferred securities with a book value of approximately $42.8 million and related unrealized gains and losses of approximately $0.8 million and $0.2 million, respectively (net unrealized gain of approximately $0.6 million), from held-to-maturity to available-for-sale.

As of December 31, 1995, all investment securities were classified as available-for-sale. Management classified all securities as available-for-sale so that securities may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid.

Federal Funds Sold

Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1995, 1994 and 1993, these funds represented approximately 2.2 percent, 0.7 percent and 1.3 percent, respectively, of average earning assets.


SOURCES OF FUNDS

Deposits

The Corporation's major source of investable funds is core deposits from retail and business customers. Core deposits consist of interest-bearing and noninterest-bearing deposits, including certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, certificates of deposit, money market and other time accounts, reduced 5.3 percent in 1995, compared to
1.1 percent growth in 1994 and 1.9 percent growth in 1993. Average demand deposits (noninterest-bearing core deposits)
increased 10.3 percent in 1995, 9.5 percent in 1994 and 26.6 percent in 1993. These deposits represent approximately 13.1 and
11.4   percent  of  average  core  deposits  in  1995  and   1994
respectively.

Federal Home Loan Bank Borrowings

In 1995 these borrowings increased slightly to 4.0 percent of average assets compared to 3.1 percent in 1994.

Shareholders' Equity and Capital Adequacy

Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth. Capital adequacy refers to the level of capital required to sustain growth over time and to absorb unanticipated losses. Shareholders' equity at December 31, 1995, was $30.7 million, or $113.92 per share, compared with $26.6 million, or $97.61 per share at December 31, 1994 and $28.6 million, or $89.60 per share at December 31, 1993. At December 31, 1995, the Corporation's leverage ratio was 11.6 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 21.0 percent for Tier 1, or "core" capital, and 22.3 percent for total qualifying capital. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a well-capitalized institution, which are
6.00 percent for Tier 1, 10.00 percent for total qualifying capital, and 5.00 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

INTEREST RATE SENSITIVITY

Balance sheet structure and interest rate changes play important roles in the growth of net interest income. The Bank's
Asset/Liability Committee manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and to maintain a consistent net interest margin. Interest rate risk is monitored through gap analysis to ensure proper positioning of the Corporation in various interest rate scenarios.


LIQUIDITY

Liquidity management ensures that the cash flow requirements of borrowers, depositors and the Corporation can be met. The funds for short-term liquidity needs are provided through maturing securities, the Bank's extensive core deposit base, payments received on loans and the acquisition of new deposits. Long-term funding needs can additionally be met, if required, through the issuance of common stock. The Corporation's liquidity is considered by management to be adequate to meet all current and projected levels of need.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE
FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board (FASB) has issued two standards that have not been adopted by C B & T, Inc. but will be required to be adopted after December 31, 1995 as follows:

1. Statement   of   Financial  Accounting  Standards   No.   121,
   Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

   (a)Effective date - Financial statements for years beginning after December 15, 1995.

   (b) The statement establishes guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of.

   (c)An  asset  that  an  entity will hold  and  use  should  be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset. Measurement of the impairment loss, however, is based on the fair value of the asset.

   (d)Management does not believe this statement will have any material effect on future income.

2.     Statement of Financial Accounting No. 122, Accounting  for
       Certain Mortgage Banking Activities.

   (a) Effective date - Financial statements for years beginning after December 15, 1995; however, on adoption, this statement requires impairment evaluation of all capitalized mortgage servicing rights, regardless of when capitalized.

   (b) This statement requires mortgage banking enterprises
     to recognize rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. If the mortgage banking enterprise sells or securitizes mortgage loans originated or purchased and retains the mortgage servicing rights, the cost of the mortgage loans is allocated to the mortgage servicing rights and the mortgage loans without servicing rights based on their fair values, if it is practicable to estimate the fair values.

   (c) Mortgage servicing rights are to be assessed for impairment based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans.

   (d) Management does not believe this statement will have any material effect on future income.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Shareholders and Board of Directors
C B & T, Inc.
McMinnville, Tennessee


      We have audited the accompanying consolidated balance sheet of C B & T, Inc. (the "Corporation") and its wholly-owned subsidiary, City Bank & Trust Company (the "Bank"), as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of C B & T, Inc. and subsidiary as of December 31, 1994, and for each of the two years in the period then ended, were audited by other auditors whose report dated
January 18, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of C B & T, Inc. and subsidiary as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

      As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 1994, the Corporation and the Bank changed their method of accounting for investments in debt and equity securities. Also, as discussed in Notes 1 and 3, effective January 1, 1995, the Corporation and the Bank adopted the method of accounting for impaired loans prescribed by Statement of Financial Accounting Standards No. 114, as amended by No. 118.





Nashville, Tennessee
February 1, 1996

                     C B & T, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1995 AND 1994

               (Dollars in Thousands, Except Share Data)



                                                1995       1994
ASSETS
Cash and due from banks                    $    8,596  $    9,434
Federal funds sold                              4,700           -
Investment securities - Note 2                 97,643     110,319
Loans, net of unearned income and
 allowance for possible loan losses
 - Notes 3 and 4                              136,539     126,137
Interest receivable                             3,061       2,942
Bank premises and equipment, at cost
 less allowances for depreciation - Note 5      2,131       2,372
Other assets - Notes 6 and 11                   3,212       3,769

TOTAL ASSETS                                 $255,882    $254,973

LIABILITIES
Deposits:
 Noninterest-bearing deposits               $  28,174   $  26,919
 Interest-bearing deposits
 (including certificates ofdeposit
 over $100: 1995 - $27,287; 1994 $31,269)     185,083     185,902
                                              213,257     212,821
Federal funds purchased - Note 7                    -       5,700
Accounts payable and accrued liabilities        1,382       1,179
Interest payable                                1,296         855
Federal Home Loan Bank borrowings - Note 8      9,226       7,821

TOTAL LIABILITIES                             225,161     228,376

COMMITMENTS AND CONTINGENCIES - Notes
 9, 10 and 16

SHAREHOLDERS' EQUITY - Note 13
Common stock, $2.50 par value,
authorized 1,000,000 shares; issued
 331,814 shares, including 62,147
 treasury shares in 1995 and 59,325
 treasury shares in 1994                          830         830
Additional paid-in capital                      5,000       5,000
Retained earnings - Note 14                    28,815      25,973
Net unrealized gains (losses) on
 available-for-sale securities, net
 of deferred income taxes of:
 1995 - ($559); 1994 - $403 - Note 2              912   (     657)
                                               35,557      31,146
Less cost of treasury shares           (        4,836)  (   4,549)

TOTAL SHAREHOLDERS' EQUITY                     30,721      26,597

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $255,882    $254,973






See accompanying notes to consolidated
 financial statements.

                     C B & T, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

               (Dollars in Thousands, Except Share Data)



                                             1995      1994       1993
INTEREST INCOME
Interest and fees on loans                $ 13,021  $ 11,196  $ 10,923
Interest on investment securities:
 Taxable interest                            5,025     5,857     5,965
 Tax-exempt interest                         1,180     1,460     1,751
                                             6,205     7,317     7,716
Other   interest   income                      301        59        91
TOTAL INTEREST INCOME                       19,527    18,572    18,730

INTEREST EXPENSE
Interest on deposits                         8,069     6,712     6,799
Interest on other borrowed funds - Note 7       56        64       -
Interest  on  long-term  debt  -  Note  8      593       475       353
TOTAL INTEREST EXPENSE                       8,718     7,251     7,152

NET INTEREST INCOME                         10,809    11,321    11,578
Provision  for  possible loan
 losses -  Note  4                             376       330       431
Net  interest income after provision
 for possible loan losses                   10,433    10,991    11,147

NONINTEREST INCOME
Service charges on deposit accounts          1,064       993       961
Other service charges, commissions
 and fees                                      310       214       250
Net  realized  gains (losses) on
 investment  securities             (           14)(     308)       93
Other     income                               383       441       429
TOTAL NONINTEREST INCOME                     1,743     1,340     1,733

NONINTEREST EXPENSES
Salaries and employee benefits -
 Notes 11 and 17                             3,540     3,317     3,116
Net occupancy expense                          283       275       295
Furniture and equipment expense                764       651       551
Deposit insurance premium                      242       477       472
Other expenses                               1,492     1,407     1,321
TOTAL NONINTEREST EXPENSES                   6,321     6,127     5,755

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                5,855     6,204     7,125
Provision for income taxes - Note 6          1,788     1,944     2,159
NET INCOME                               $   4,067 $   4,260 $   4,966

Weighted average number of shares
 outstanding                               271,150   296,456   318,833
Per share of Common Stock:
  Net  income                             $  15.00 $   14.37  $  15.58
 Dividends - Note 14                          4.50      4.10      3.95


See accompanying notes to consolidated financial statements.

                       C B & T, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                 (Dollars in Thousands, Except Share Data)


                                                    Net Unrealized
                                                    Gains (Losses)
                                 Additional         on Available-
                  Common Stock     Paid-in Retained For-Sale   Treasury
                  Shares  Amount  Capital  Earnings Securities Shares    Total

BALANCE -
 JANUARY 1, 1993 331,814   $830    $5,000  $19,245 $           ($ 210) $24,865

Net income for 1993    -      -         -    4,966       -          -    4,966
Cash  dividends        -      -         -  ( 1,259)      -          - (  1,259)
Purchase of
 outstanding
 Common Stock          -      -         -        -       -     (    7)(      7)

BALANCE -
DEC 31, 1993     331,814    830    5,000    22,952       -     (  217)  28,565

Cumulative effect
of change in
accounting principle,
net of $1,232
deferred income
taxes - Note 1         -      -        -         -    2,011         -    2,011
Net income for 1994    -      -        -     4,260        -         -    4,260
Cash  dividends        -      -        - (   1,239)       -         -  ( 1,239)
Purchase of
 outstanding
 Common Stock          -      -        -         -        -   ( 4,332) ( 4,332)
Net change in
 unrealized gains
 (losses)
 on available-for-sale
 securities,net of
 $1,635 deferred
 income taxes          -      -         -         -(  2,688)        -   (2,668)

BALANCE  -
DEC 31, 1994     331,814    830      5,000   25,973(    657)  ( 4,549)  26,597

Net income
 for 1995              -      -          -    4,067       -         -    4,067
Cash  dividends        -      -          -(   1,225)      -         -  ( 1,225)
Purchase of
 outstanding
 Common Stock          -      -          -        -       -   (   287) (   287)
Adjustment to account
 for transfer of
 securities from
 held-to-maturity
 to available-for-sale,
 net of deferred
 income taxes - Note 1 -       -         -        -     375         -      375
Net change in unrealized
 gains (losses) on
 available-for-sale
 securities, net
 of $732 deferred
 income taxes          -       -         -         -  1,194         -    1,194

BALANCE  -
DEC 31, 1995     331,814    $830    $5,000    $28,815 $ 912   ($4,836) $30,721

See accompanying notes to consolidated financial statements.

                     C B & T, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

               (Dollars in Thousands, Except Share Data)

                                                   1995    1994      1993
OPERATING ACTIVITIES
Net income for the year                         $ 4,067  $ 4,260  $ 4,966
Adjustments to reconcile net income to net
 cash provided by operating activities:
Stock   dividend                              (      79)(     52) (    26)
Provision for loan losses                           376      330      431
Provision for depreciation and amortization         481      415      376
Amortization of investment security premiums,
 net of accretion of discounts                       11        -       -
Net  realized  (gains) losses on investment
 securities                                          14      308 (     93)
Net loss on the disposal of fixed assets              4        -        -
Deferred   income  taxes                   (        107)(    114) (   135)
Decrease (increase) in interest receivable(         119)(     90)     167
Increase   (decrease)  in  interest   payable       441      146  (   105)
Decrease (increase) in other assets         (        40)(    415)     305
Increase in other liabilities                       203       57       32
Other, net                                            -      251 (     62)
NET CASH PROVIDED BY OPERATING ACTIVITIES         5,252    5,096    5,856

INVESTING ACTIVITIES
Purchases of investment securities            (  23,970)( 36,893) (31,048)
Proceeds from sale of investment securities      22,537   21,346    3,839
Proceeds from maturities, calls and principal
 collections of investment securities            16,615   18,680   24,064
Net  increase  in loans                       (  10,778)( 12,304) ( 5,377)
Purchases  of  premises  and  equipment       (     245)(    654) (   517)
Increase  in  cash  value of life insurance   (     179)(    184) (   183)
Other                                                 -        -  (   247)
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                             3,980 ( 10,009) ( 9,469)

FINANCING ACTIVITIES
Net increase (decrease) in interest-bearing
 and noninterest-bearing deposits                   436    3,422  ( 3,109)
Net  increase  (decrease) in federal funds
 purchased                                  (     5,700)   5,700       -
Cash   dividends                            (     1,225)(  1,239) ( 1,259)
Purchase  of  outstanding  common  stock    (       287)(  4,332) (     7)
Proceeds from long-term debt                      4,000      639    8,024
Repayments  of  long-term  debt             (     2,594)(    547) (   644)
NET  CASH  PROVIDED  BY  (USED  IN)
 FINANCING  ACTIVITIES                      (     5,370)   3,643    3,005

INCREASE  (DECREASE)  IN  CASH
 AND CASH  EQUIVALENTS                            3,862  ( 1,270)  (  608)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                                9,434   10,704   11,312

CASH AND CASH EQUIVALENTS -
 END OF YEAR                                    $13,296  $ 9,434  $10,704

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest expense                             $  8,281  $ 7,105  $ 7,256
  Income taxes                                    1,753    2,189    2,360


See accompanying notes to consolidated financial statements.

                     C B & T, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995



   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     C B & T, Inc. (the "Corporation") is a one-bank holding company formed in 1981, with a wholly-owned subsidiary, City Bank & Trust Company, McMinnville, Tennessee (the "Bank"). The Bank, which is regulated by the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, provides deposit services and grants real estate, commercial, agricultural and consumer loans to customers primarily in Warren and DeKalb counties of Tennessee.

     The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follow:

     Principles of Consolidation
     The accompanying consolidated financial statements present the accounts and operations of the Corporation and the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Due from Banks
     Reserve requirements amounted to approximately $1.4 million at December 31, 1995.

     Cash Equivalents
     Cash equivalents include amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

     Investment Securities
     Effective January 1, 1994, the Bank adopted and implemented Statement of Financial Accounting Standards No.115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", which requires that securities be categorized as held-to-maturity, available-for-sale, and trading securities. In accordance with the Statement, prior period financial statements were not restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 was an increase in shareholders' equity of $2.011 million (net of $1.232 million in deferred income taxes) to reflect the net unrealized gains on securities classified as available for sale that were previously carried at amortized cost.

    On November 15, 1995, the Financial Accounting Standards Board issued a guide for the implementation of SFAS 115 which allows a bank to reassess the appropriateness of the classification of all securities held at November 15, 1995 and until December 31, 1995, and account for any resulting changes in classifications as a transfer. Changes in classification from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of a bank to hold other debt securities to maturity in the future. As a result of this one-time reassessment, on November 30, 1995, the Bank transferred securities with a book value of approximately $42.8 million and related unrealized gains and losses of approximately $0.8 million and $0.2 million, respectively (net unrealized gain of approximately $0.6 million), from held-to-maturity to available-for-sale.

     Trading Securities
     Debt and equity securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are recognized currently.

     Securities Held-to-Maturity
     Debt securities which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     Securities Available-for-Sale
     Available-for-sale securities not classified as trading or held-to-maturity are classified as available for sale. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Investment Securities (Continued)
 Restricted Equity Securities
 Federal Home Loan Bank stock is classified as a restricted equity security and is included in other assets.

 Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

 Loans
 Effective January 1, 1995, the Corporation and the Bank adopted Statement of Financial Accounting Standards No. 114. (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan". SFAS 114 establishes the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment. Loans collateralized by one-to-four family residential properties, consumer installment loans and credit card loans are considered smaller-balance homogeneous loans.

 Loans that are ninety days past-due, loans on non-accrual status, and loans that are included on the Bank's problem loan list are evaluated for impairment. A loan on non-accrual status is a loan on which interest accruals are discontinued. Interest accruals are discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect that such interest will be collected. Interest income is subsequently recognized only to the extent of the excess of cash payments received over the principal balance due.

 When a loan is impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. The Bank does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to the provision for possible loan losses, but in no event are changes in the net present value used to justify having a loan on the Bank's books at a value that exceeds its recorded investment.

 Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans.

 Loan origination fees and certain related direct costs are deferred and recognized as an adjustment of the yield on the interest method.

 Interest on commercial loans and real estate mortgage loans is recognized as income based on the daily loan principal amounts outstanding. Interest on direct and indirect installment loans is recognized using the interest method or the Rule of 78's method which provides substantially the same results as the interest method.

 Use of Estimates in the Preparation of Financial Statements
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Allowance for Possible Loan Losses
 The allowance for possible loan losses is established by charges to operations and is maintained at an amount which management believes adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of loan collectibility and on prior loan loss experience. The evaluations consider such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Uncollectible loans are charged to the allowance account in the period such determination is made. Subsequent recoveries on loans previously charged off are credited to the allowance account in the period received.

 While management uses available information to recognize losses on loans, future losses may be accruable based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additional losses based on their judgment of information available to them at the time of their examination.

 Premises and Equipment
 Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed substantially by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings - up to 40 years; equipment - 5 to 10 years. Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowance for depreciation are reduced.

 Trust Department Income
 Trust department income is recognized on the accrual basis in accordance with generally accepted accounting principles.

 Income Taxes
 The Corporation and the Bank file a consolidated federal income tax return. Effective January 1, 1993 the Companies adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting and reporting of income taxes. Deferred income tax assets and liabilities are computed annually for the differences between the financial statement and tax bases of assets and liabilities. Such differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was not material.

 Reclassification
 Certain  amounts  have  been  reclassified  in  the  1994  and   1993
 consolidated   financial   statements  to   conform   to   the   1995
 presentation.

 Other Real Estate
 Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at lower of
 (i) fair value minus estimated costs to sell, or (ii) cost. If, at the time of foreclosure, the fair market value of the real estate is less than the Bank's carrying value of the related loan, a writedown is recognized through a charge to the allowance for possible loan losses, and the fair market value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a writedown is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

 Net Income Per Share
 Net income per share of common stock has been computed based on the weighted average number of shares of common stock outstanding each period.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Fair Value of Financial Instruments
 Effective January 1, 1994, the Corporation and the Bank adopted Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments." SFAS 107 requires companies to disclose the fair value of their financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.



NOTE 2 - INVESTMENT SECURITIES

 The following tables reflect the amortized cost, estimated fair values and gross unrealized gains and losses of debt securities held at December 31, 1995 and 1994:

                                              Gross     Gross
                                 Amortized  Unrealized Unrealized  Fair
                                    Cost      Gains      Losses    Value
                                           (Dollars in Thousands)
 1995
 Available-for-sale securities:
    U.S.  Government  and  agency
    securities                     $47,615    $  809     $ 196   $48,228
  Mortgage-backed securities        16,835       172       218    16,789
  State and municipal securities    22,331       836        26    23,141
    Corporate   debt  securities     9,391        97         3     9,485
                                   $96,172    $1,914      $443   $97,643

 1994
 Available-for-sale securities:
    U.S.  Government  and  agency
    securities                     $47,297      $132   $   720   $46,709
  Mortgage-backed securities        10,197         -       596     9,601
  State and municipal securities     3,149       124         -     3,273
                                   $60,643      $256    $1,316   $59,583

 Held-to-maturity securities:
    U.S.  Government  and  agency
    securities                     $19,943    $    -   $   790   $19,153
  Mortgage-backed securities         8,950        60       208     8,802
  State and municipal securities    20,330        95       333    20,092
    Corporate   debt  securities     1,513         -        48     1,465
                                   $50,736      $155    $1,379   $49,512

 No investment securities were required to be written down pursuant to any other than temporary declines in fair value in 1995, 1994 or 1993.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

 The amortized cost, estimated fair value and weighted yields of debt securities at December 31, 1995, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are included in the schedule below based on the final stated maturities which are consistent with the remaining portfolio. For tax-exempt obligations, the yields are shown on a fully taxable basis assuming a 34% tax rate.

                                        Amortized    Fair   Yield
                                          Cost      Value   (unaudited)
                                            (Dollars in Thousands)
 U.S. Government and agency securities:
   Within one year                         $12,926  $12,997  6.56%
   After one but within five years          29,259   29,669  6.91%
   After five but within ten years           5,430    5,562  7.22%
 Mortgage-backed securities:
   Within one year                             106      108  7.10%
   After one but within five years           3,544    3,584  6.87%
   After five but within ten years           7,637    7,698  7.21%
   After ten years                           5,548    5,399  6.00%
 States and political subdivisions:
   Within one year                           1,407    1,407  5.83%
   After one but within five years           9,653   10,026  8.12%
   After five but within ten years           7,998    8,422  8.76%
   After ten years                           3,273    3,286  7.71%
 Other investments:
   Within one year                           2,512    2,516  5.28%
   After one but within five years           6,879    6,969  6.29%
                                           $96,172  $97,643
                                            1995      1994        1993

                                            (Dollars in Thousands)
   Proceeds  from  sales  of  investment
  securities                               $22,537    $21,346   $3,839

  Gross  realized gains                $        70    $    47   $   93
    Gross   realized   losses                   84        355        -

  Investment  securities gain
  (losses), net                        ($       14)  ($   308)  $   93


 Securities carried at $21 million and $39 million at December 31, 1995 and 1994, respectively (fair value: 1995 - $21.4 million; 1994 - $38.1 million), were pledged to secure deposits or for other purposes as required or permitted by law.

 At December 31, 1995, the Corporation did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995


NOTE 3 - LOANS

  The following is a summary by category of loans outstanding as of December 31, 1995 and 1994:

                                                            1995      1994
                                                     (Dollars in Thousands)
   Commercial, financial and agricultural              $  17,558$   14,114
   Real estate - construction                              2,552     1,712
   Real estate - mortgage                                 89,566    85,288
   Installment                                            30,717    28,248
   Lease financing                                            84       101
                                                         140,477   129,463
   Less:
     Unearned income                                (      2,074) (  1,593)
     Allowance for possible loan losses             (      1,864) (  1,733)
                                                        $136,539  $126,137

   A summary of loan maturities as of December 31, 1995 follows:

   Fixed Rate Loans
     Due in one year or less                           $  33,365
     Due after one year                                   76,616
     Due after five years                                  8,111
                                                        $118,092
   Floating Rate Loans
     Due in one year or less                           $  17,027
     Due after one year                                    5,064
     Due after five years                                    294
                                                       $  22,385

  Directors, executive officers or principal holders of equity securities (and their associates, including organizations of which such person is a general partner or in which such person holds a ten percent or more ownership) of the Corporation and/or the Bank were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. The following is a summary of the changes in related party loans in 1995 and 1994.

                                               1995       1994
                                            (Dollars in Thousands)
  Balance - beginning of year                $3,580      $3,465

  New loans made or additions
     to existing loans                        1,710       2,109
  Repayments                               (  1,766)   (  1,580)
  Other changes, net  -                   (     414)

  Balance - end of year                      $3,524      $3,580


  These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 3 - LOANS (CONTINUED)

 The following loans have been identified as impaired as of December 31, 1995 in accordance with the provisions of FASB Statement No. 114.

                                                 (Dollars in Thousands)
 Loans accounted for on a nonaccrual basis             $    19
 Commercial loans contractually past due
  ninety days or more as to  interest or
  principal payments                                       379

                                                        $  398

 Based on the Bank's evaluation of these loans and the fair value of collateral securing them, no allowance for possible loan losses has been provided. Interest income on impaired loans of $19,024 was recognized for cash payments received in 1995.

 The following table presents nonaccrual, past due, restructured and other doubtful loans at December 31, 1994:


                                                  (Dollars in Thousands)
 Loans accounted for on a nonaccrual basis             $     96
 Loans  contractually past due ninety days
 or more as  to  interest or principal payments             436
 Loans restructured in a troubled debt
 restructuring                                              954
 Loans,  not included above, where management
 has doubt as  to  the ability of the
 borrowers to comply with the present loan
 payment terms                                              339
                                                         $1,825


 Certain information concerning interest income on nonaccrual loans for the years ended December 31, 1994 and 1993 follows:

                                                   1994      1993
                                                (Dollars in Thousands)

 Gross  interest  income that would have
 been recorded  during  the year if the
 loans had been current in accordance
 with their original terms                           $36     $56
 Interest  income on the loans that was
 included in net income  for the year                  6      11

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

 Changes in the allowance for possible loan losses follows:

                                                 1995     1994     1993
                                                 (Dollars in Thousands)
 Balance - beginning of year                    $1,733    $1,601   $1,453
 Provision charged to operating
 expenses                                          376       330      431
                                                 2,109     1,931    1,884

 Amount charged off                          (     339)(     343)(    371)
 Recoveries                                         94       145       88
 Net loans charged off                       (     245)(     198)(    283)

 Balance - end of year                          $1,864    $1,733    $1,601

 It is management's opinion that the allowance was adequate at December 31, 1995, based on conditions reasonably known to management. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

 For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum amount allowable by the Internal Revenue Code.



NOTE 5 - PREMISES AND EQUIPMENT

 Premises and equipment consist of the following at December 31:

                                                         1995       1994
                                                      (Dollars in Thousands)
 Land                                                 $   208   $   208
 Buildings                                              1,489     1,469
 Fixtures and equipment                                 3,352     3,400
                                                        5,049     5,077
 Less allowances for depreciation                    (  2,918) (  2,705)
                                                       $2,131    $2,372

 The provision for depreciation of premises and equipment amounted to $481,000 for 1995, $415,000 for 1994, and $361,000 for 1993.

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 6 - INCOME TAXES

  The provisions for income taxes consist of the following:

                                                     1995     1994    1993
                                                     (Dollars in Thousands)
  Current:
       Federal                                      $1,422   $1,756  $1,815
       State                                           259      425     441
      Total current                                  1,681    1,181   2,256

  Deferred:
    Federal                                             91(     204)(   107)
      State                                             16(      33)     10
   Total deferred                                      107(     237)(    97)

  Total provision for income tax                    $1,788   $1,944  $2,159

  The deferred tax effects of principal temporary differences are shown in the following table:

                                                    1995       1994
                                               (Dollars in Thousands)
  Deferred tax assets:
   Deferred benefit plan liability               $   315    $   265
   Allowance for possible loan losses                309        264
   Leases                                              3          6
   Premises and equipment                              7          -
    Net unrealized loss on
    available-for-sale securities                      -        403
   Total deferred tax assets                         634        938

  Deferred tax liabilities:
   Premises and equipment                              -         31
   Stock dividends received                           53         30
    Net  unrealized gain on
    available-for-sale securities                    559          -
   Total deferred tax liabilities                    612         61

   Net deferred tax asset                        $    22     $  877

 A  reconciliation of total income taxes reported with the amount of  income  taxes  computed at the federal statutory  rate  (34%
 each year) follows:

                                               1995     1994    1993
                                               (Dollars in Thousands)
  Tax expense at statutory rates             $1,991   $2,109  $2,422
  Increase (decrease) in taxes resulting from:
   Nondeductible interest expense                54       55      55
   Tax-exempt income                      (     413)(    509)(   603)
   Tax effect of state income taxes             177      259     298
    Other  - net                          (      21)      30 (    13)

                                             $1,788   $1,944  $2,159

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 7 - DEPOSITS

  The following is a detail of the maturity ranges of certificates of deposit of $100,000 or more as of December 31, 1995 and 1994:

                                                 1995      1994
                                             (Dollars in Millions)
  Under 3 months                               $  6.0     $14.9
  3 to 6 months                                   7.8       7.2
  6 to 12 months                                  6.9       4.6
  Over 12 months                                  6.6       4.5

                                                $27.3     $31.2

  Deposits from related parties amounted to $4.5 million at December 31, 1995 and $4.9 million at December 31, 1994.



NOTE 7 - FEDERAL FUNDS PURCHASED

  For the year ended December 31, 1995, the average balance of federal funds purchased was $800,000 ($1,300,000 in 1994), and the average interest rate charged was 6.5% (4.7% in 1994). Unused lines of credit for short-term financing totaled $9 million at December 31, 1995.



NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

  The Bank has a line-of-credit under an agreement with the Federal Home Loan Bank of Cincinnati (FHLB). The purpose of the line is to hedge the interest rate on long-term lending. The Bank applied for and received various commitments under the agreement, with respect to which borrowings outstanding amounted to $7,226,000 at December 31, 1995 ($7,821,000 at December 31, 1994). Such borrowings mature in level monthly installments through 2013. All remaining commitments under this arrangement expired on January 11, 1995.

 The advances accrue interest at a fixed rate which is determined when the advance is made. The weighted average rate on all such borrowings drawn to date is 6.31%.

 In March, 1995, pursuant to its Blanket Agreement for advances and security agreement with the Federal Home Loan Bank, the Bank obtained an additional advance in the amount of $4,000,000 with the interest rate based on the London Inter-Bank Offering Rate ("LIBOR-Based Advance"). The Bank made one prepayment during the year against this borrowing in the amount of $2,000,000. The balance of $2,000,000 will mature in March, 1996.

  The FHLB requires the Bank to maintain FHLB stock and obligations of the United States of America, obligations fully guaranteed by the United States of America, or other securities approved by and delivered to the FHLB as collateral for such borrowings. The carrying value of the collateral securing the advances at December 31, 1995 and 1994, was as follows:

                                                      1995     1994
                                                  (Dollars in Thousands)
  FHLB stock                                      $  1,144  $  1,046
  U.S. Treasury Notes                                    -     2,491
  U.S. Government agency securities                 10,753     6,748

                                                   $11,897   $10,285

                     C B & T, INC. AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1995



NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS (CONTINUED)

 During each twelve month period, the Bank has the option of making one partial prepayment of principal without a prepayment fee. The remaining principal balance of all advances outstanding as of December 31, 1995, matures as follows:

          Year ending December 31,       Amount
                                  (Dollars in Thousands)
              1996                       $2,630
              1997                          668
              1998                          709
              1999                          752
              2000                          797
              Thereafter                  3,670

                                         $9,226



NOTE 9 - LEASES

  The Corporation and the Bank are obligated for rental payments under various operating leases. All building leases have renewal options available. There are no contingent rental clauses in any of the leases.

  Total rental expense incurred under all operating leases amounted to $72,000 in 1995 ($75,000 in 1994 and $68,000 in 1993).

  Future minimum rental commitments as of December 31, 1995 for all noncancellable operating leases with initial or remaining terms of one year or more are as follows:

          Year ending December 31,        Amount
                                      (Dollars in Thousands)
               1996                       $  62
               1997                          59
               1998                          42
               1999                          32
               2000                          31
               Thereafter                    67

               Total future minimum
                lease payments             $293



NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loans.

                     C B & T, INC. AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1995



NOTE   10   -   FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE-SHEET   RISK
(CONTINUED)

 Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

                                            Contract or
                                          Notional Amount
                                       (Dollars in Thousands)
   Financial instruments whose
   contract amounts represent
   credit  risk at
   December 31, 1995:
     Commitments to extend credit             $19,300
     Standby letters of credit                $   328


 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit assessment of the customer. Collateral held varies but consists primarily of real estate.

 Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Both arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies.

 Income from fees on lines of credit and letters of credit is recognized as collected.



NOTE 11 - DEFINED CONTRIBUTION PLAN

 The Bank sponsors an employees' Thrift Plan (the "Plan"), which encourages employees (Participants) to set aside a percentage of their earnings in an account to provide a source of income for their retirement. The Plan has been amended and restated since its initial adoption to comply with tax law changes and to add a 401(k) provision.

 The Plan, a defined contribution plan, meets the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") which, among other things, prohibits discriminating in favor of officers, shareholders or highly compensated employees with respect to eligibility, contributions or benefits. To participate in the Plan, Participants must be 21 years of age and have completed one year of service in which they are credited with at least 1,000 hours of service. Vesting of Bank contributions to the Plan is as follows:

        Years of Employment            Percentage of Account
             at Termination                   Vested

           Less than 3                           0%
                3                               20
                4                               40
                5                               60
                6                               80
         7 years or more                       100

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 11 - DEFINED CONTRIBUTION PLAN (CONTINUED)

  The Bank contributes to the Plan a minimum of 1% of each Participant's compensation (compensation excludes bonuses and gifts). In addition, the Bank matches Participants' before-tax contributions up to 3% of each Participant's compensation whenever Bank profits are deemed adequate by the Board of Directors. Plan Participants may contribute before-tax dollars, up to 15% of their annual compensation, to the 401(k) Plan (to a maximum contribution of $9,240, indexed by the rate of change in inflation, per calendar year subject to overall IRS limitations). These contributions will be tax-deferred, within limits prescribed by the Plan. Plan Participants may also make voluntary after-tax contributions of up to 10% of their compensation to the Plan. The fund earnings to their Individual Account are also tax-deferred.

  The contributions are invested in a Trust fund managed by the Bank's Trust Department and from which benefits are distributed. As of December 31, 1995, 95 persons (104 in 1994 and 103 in 1993) were participating in the Plan, and the Bank's annual contribution amounted to $98,000 ($88,000 in 1994 and $89,000 in 1993). Total
  salaries of Participants during 1995 were $2,521,000 ($2,535,000 in 1994 and $2,349,000 in 1993). The Bank contributed approximately 3.89% of Participants' salaries in 1995 (3.47% in 1994 and 3.79% in 1993).



NOTE 12 - DEFERRED COMPENSATION PLAN

  On  March  8,  1988,  effective as of January  12,  1988,  the  Bank entered into nonqualified deferred compensation agreements with certain of its directors. There are presently eleven directors and two former directors included in the group which, when certain conditions are met, will be paid monthly benefits of varying amounts for up to 180 months. In case of the director's death, or retirement on or after normal retirement age, benefits will be paid to the covered person or his beneficiary for the maximum term of 180 months. If the director retires for any other reason, the benefits will be reduced to a pro rata portion of his original benefit based on the length of time the director was included in the plan.

  In accordance with generally accepted accounting principles, the Bank has recorded a liability in the amount of the present value of an investment necessary to amortize the future liability over the years the services are rendered. The amount charged to expense for 1995 was $201,000 ($156,000 in 1994 and $137,000 in 1993).

  The Bank has chosen to fund the obligation by purchasing and owning life insurance contracts, naming the Bank as beneficiary, on each participating director. The value of the contracts is carried as an asset of the Bank as follows:

                                                      1995        1994
                                                  (Dollars in Thousands)
  Value of contracts - beginning of year            $1,062     $   879
  Increase in surrender value                          221         183
  Redemption of policy                          (       42)          -

  Value of contracts - end of year                  $1,241      $1,062

  Liabilities for contracts - beginning of year    $   687     $   508
  Expense recognized for the year                      201         156
  Distribution to resigning director            (       42)         -
  Other                                         (       15)         23

  Liabilities for contracts - end of year          $   831     $   687

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 13 - SHAREHOLDERS' EQUITY

 The Corporation and the Bank are subject to various federal and state regulatory capital requirements. Failure to meet capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the Corporation and the Bank's financial statements. The regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 1995, management believes that the Corporation and the Bank meet all capital requirements.



NOTE 14 - DIVIDEND AND NET ASSET RESTRICTIONS

 Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its shareholders and for other working capital needs. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Bank.



NOTE 15 - RELATED PARTY TRANSACTIONS

 On June 30, 1994, the Corporation redeemed 42,457 shares of outstanding common stock from a shareholder, who was the Chairman of the Board, and his associates for $4,005,817, or $94.35 per share.



NOTE 16 - SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

 The Bank grants agribusiness, commercial and residential loans to customers primarily in Warren and DeKalb Counties, Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the agribusiness industry.



NOTE 17 - INCENTIVE BONUS PLAN

 In 1990, the Bank adopted an incentive bonus plan pursuant to which officers of the Bank receive, subject to an annual review and modification by the Bank's Board of Directors, a bonus determined by the Bank's performance as measured by its return on assets. For the year 1995, the bonus was $126,000 ($116,000 in 1994 and $141,000 in 1993).

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995


NOTE 18 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                       CONDENSED BALANCE SHEETS

                      C B & T, INC. (PARENT ONLY)

                                                      1995         1994
                                                    (Dollars in Thousands)
  ASSETS
  Investment in bank subsidiary                  $30,657        $26,543
  Other investments                                   69             69

                                                 $30,726        $26,612

  LIABILITIES
  Taxes payable                              $         5     $       15

  SHAREHOLDERS' EQUITY
  Common stock, par value $2.50 per
  share, authorized 1,000,000 shares;
  issued 331,814 shares, including
  62,147 treasury shares in 1995
  (59,325 treasury shares in 1994)                   830            830
  Additional paid-in capital                       5,000          5,000
  Retained earnings                               28,815         25,973
  Net  unrealized gains (losses) on
  available-for-sale securities,  net
  of deferred income taxes
  of: 1995 - ($559); 1994 - $403                     912    (       657)
                                                  35,557         31,146
  Less cost of treasury shares                (    4,836)    (    4,549)

                                                  30,721         26,597

                                                 $30,726        $26,612

                    CONDENSED STATEMENTS OF INCOME

                      C B & T, INC. (PARENT ONLY)

                                                   1995    1994     1993
                                                   (Dollars in Thousands)
  INCOME:
  Dividends received - bank                       $1,481  $5,449  $1,224
  Other income                                        56      86      58
                                                   1,537   5,535   1,282
  EXPENSES:
  Professional fees                                    9       5       8

  Income before income tax allocation
  and equity in undistributed net income
  of subsidiary                                    1,528   5,530   1,274

  Allocation of income taxes                           5      10       6

  INCOME BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARY                         1,523   5,520   1,268

  Net  income of subsidiary bank less
  distribution from subsidiary bank                2,544 ( 1,260)  3,698

  NET INCOME                                      $4,067  $4,260  $4,966

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 18 -   CONDENSED   FINANCIAL  INFORMATION   OF   PARENT   COMPANY
        (CONTINUED)


               CONDENSED STATEMENTS OF CASH FLOWS

                  C B & T, INC. (PARENT ONLY)


                                               1995     1994     1993
                                                 (Dollars in Thousands)
 OPERATING ACTIVITIES:
 Net income                                  $4,067    $4,260   $4,966
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Net  income of subsidiary bank
 less distribution from subsidiary bank   (   2,544)    1,260 (  3,698)
 Increase (decrease) in taxes payable     (      11)        9        2

 NET CASH PROVIDED BY OPERATING ACTIVITIES    1,512     5,529    1,270

 FINANCING ACTIVITIES:
 Purchase of outstanding common stock     (     287) (  4,332)(      7)
 Cash dividends                           (   1,225) (  1,239)(  1,259)

 NET CASH USED IN FINANCING ACTIVITIES    (   1,512) (  5,571)(  1,266)

 INCREASE (DECREASE) IN CASH                      -  (     42)       4

 CASH - BEGINNING OF YEAR                         -        42        8

 CASH - END OF YEAR                       $       - $       - $     42

                     C B & T, INC. AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1995



NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair value estimates made as of December 31, 1995 are based on relevant market information about the financial instruments. These estimates do not reflect any premiums or discounts that could result from offering for sale at one time the Corporation's or the Bank's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the
 estimates.   In  addition,  the  tax  ramifications  related  to  the
 realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

 The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

 Cash and Cash Equivalents -- The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.

 Securities Available-for-Sale and Securities Held-to-Maturity -- Fair values were based on quoted market prices available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

 Loans -- The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.

 Accrued Interest Receivable and Accrued Interest Payable -- The carrying amounts reported in the balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.

 Deposit Liabilities -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, and NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1995. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using discount rates equal to interest rates offered at the valuation date for deposits of similar remaining maturities.

 Short-Term Borrowings -- The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, if any, are considered to approximate their fair values.

 The estimated fair values of financial instruments are as  follows:

                                December 31, 1995        December 31, 1994
                               Carrying      Fair        Carrying    Fair
                               Amounts      Values       Amounts   Values
                                          (Dollars in Thousands)
Financial Assets
 Cash and cash equivalents      $ 13,296  $ 13,296    $  9,434    $  9,434
 Securities available-for-sale    97,643    97,643      59,583      59,583
 Securities held-to-maturity           -         -      50,736      49,512
 Loans,  net  of allowance for
 possible loan losses            136,539   138,329     126,137     124,212
     Accrued interest receivable   3,061     3,061       2,942       2,942

     Financial Liabilities
        Deposits                 213,257   213,114     212,821     212,724
        Long-term  debt            9,226     8,843       7,821       6,786
        Short-term borrowings          -         -       5,700       5,700
        Accrued  interest payable  1,328     1,328         892         892

                     C B & T, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995



NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

 At December 31, 1995 and 1994, the Bank had commitments to extend credit and outstanding standby letters of credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair market value.

 Fair value estimates are based on existing on-balance sheet and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the value of deferred tax assets, premises and equipment.



NOTE 20 - QUARTERLY RESULTS OF OPERATIONS

 The following is a summary of the unaudited consolidated quarterly results of operations:


  (Dollars in Thousands       First   Second  Third    Fourth
  Except Share Data)         Quarter Quarter Quarter  Quarter  Total

 1995
 Interest income            $4,667  $4,899  $4,931   $5,030 $19,527
 Interest expense            2,073   2,175   2,238    2,232   8,718
 Net interest income         2,594   2,724   2,693    2,798  10,809
 Provision  for possible
 loan losses                    90      71      99      116     376
 Noninterest expenses,
 net of noninterest income   1,057   1,203     938    1,380   4,578
 Income before income taxes  1,447   1,450   1,656    1,302   5,855
 Income taxes                  459     427     569      333   1,788

 Net income                $   988  $1,023  $1,087 $    969 $ 4,067

 Earnings  per share       $  3.63  $ 3.76  $ 4.01 $   3.60 $ 15.00

                             First   Second  Third    Fourth
                            Quarter Quarter Quarter  Quarter  Total

 1994
 Interest income            $4,464  $4,686  $4,707   $4,715 $18,572
 Interest expense            1,710   1,772   1,816    1,953   7,251
 Net interest income         2,754   2,914   2,891    2,762  11,321
 Provision  for
 possible loan losses           91     101      82       56     330
 Noninterest expenses,
 net of noninterest income   1,013   1,128   1,342    1,304   4,787
 Income before income taxes  1,650   1,685   1,467    1,402   6,204
 Income taxes                  512     526     519      387   1,944

 Net income                 $1,138  $1,159 $   948   $1,015 $ 4,260

 Earnings  per share        $ 3.57  $ 3.64 $  3.10   $ 4.06 $ 14.37



                     C B & T, INC. AND SUBSIDIARY



Table 1  --    Distribution  of Assets, Liabilities and  Shareholders'
       Equity, Interest Rates and Interest Differential


                                                     1995
                                        Average    Interest    Interest
                                        Balance  Income/Expense Rate


                                         (Dollars in Thousands)



ASSETS
  Bank interest-bearing deposits      $      60          3         5.00%
  U.S. Treasury securities               20,465      1,451         7.09
    U.S.   Government  agencies
    and  corporations                    49,820      3,227         6.48
  Securities of States and
  political subdivisions                 21,454      1,788*        8.33
  Other investments                       4,466        274         6.14
  Federal funds sold                      5,070        297         5.86
    Loans,  net                         131,761     13,021         9.88
        TOTAL EARNING ASSETS            233,096    $20,061         8.61
  Cash and due from banks                 6,353
  Other assets                            8,880
        TOTAL ASSETS                   $248,329

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    NOW accounts                       $ 23,758      $ 660         2.78%
    Money market deposit accounts        18,990        593         3.12
       Savings                           30,733      1,003         3.26
    Time of $100M or more                23,622      1,348         5.71
    Time--other                          82,632      4,466         5.40
      TOTAL INTEREST-BEARING DEPOSITS   179,735      8,070         4.49
  Federal funds purchased                   825         54         6.55
  Long-term debt                          9,907        593         5.99
        TOTAL   INTEREST-BEARING
         LIABILITIES                    190,467     $8,717         4.58
  Demand deposits                        27,013
  Other liabilities                       2,538
      TOTAL LIABILITIES                 220,018
  Shareholders' equity                   28,311
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $248,329


  Spread between combined rates earned
  and combined rates paid*                                         4.03%

  Net yield on interest earning assets*                            4.87%

  *Taxable equivalent basis






                     C B & T, INC. AND SUBSIDIARY





               Year Ended December 31,
               1994                            1993
    Average  Interest  Interest     Average  Interest    Interest
    Balance Income/Expense Rate      Balance Income/Expense Rate
    (Dollars in Thousands)             (Dollars in Thousands)

 $      80  $     3       3.75%   $    100  $     2         2.00%
    37,130    2,341       6.30      25,042    1,787         7.14

    55,107    3,419       6.20      62,493    4,123         6.60

    25,357    2,212 *     8.72      27,684    2,654     *   9.59
     1,862       97       5.21         915       55         6.01
     1,621       56       3.45       3,079       89         2.89
   117,160   11,196       9.56     110,751   10,923         9.86
   238,317  $19,324       8.11    $230,064  $19,633         8.53
     7,192                           6,530
     8,524                           7,589
  $254,033                        $244,183



  $ 24,244  $   651       2.69%   $ 22,090  $   637         2.88%
    28,798      841       2.92      31,314      969         3.09
    36,519    1,102       3.02      37,994    1,235         3.25
    26,313    1,131       4.30      21,312      926         4.34
    73,940    2,987       4.04      74,971    3,032         4.04
   189,814    6,712       3.54     187,681    6,799         3.62
     1,350       64       4.74         128        5         3.91
     7,976      475       5.96       5,710      348         6.09

   199,140   $7,251       3.64     193,519   $7,152         3.70
    24,500                          22,377
     2,222                           1,868
   225,862                         217,764
    28,171                          26,419

  $254,033                        $244,183



                          4.47%                             4.83%

                          5.07%                             5.43%




                   C B & T, INC. AND SUBSIDIARY



Table 2   --Distribution  of  Assets,  Liabilities  and  Shareholders'
       Equity,   Interest   Rates   and   Interest   Differential   --
       (Continued)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                        1995 Compared to 1994
                                         Increase (Decrease)
                                     Volume    Rate    Net
                                       (Dollars in Thousands)

Interest Income
 Bank interest-bearing deposits   $(    1) $     1 $      0
  Net Loans                         1,395      430    1,825
  Taxable investment securities    (1,379)     297   (1,082)
  Nontaxable investment
  securities*                      (  340)  (   84)  (  424)
  Other securities                    136       41      177
  Federal funds sold                  119      122      241
    TOTAL INTEREST INCOME*        $(   70)  $  807 $    737


Interest Expense
  NOW accounts                    $  ( 13) $    22        9
  Money market deposit accounts      (286)      38   (  248)
  Savings                            (175)      76  (    99)
  Time deposits                       235    1,461    1,696
  Federal funds purchased            ( 25)      15  (    10)
  Long-term debt                      116        2      118
    TOTAL INTEREST EXPENSE         $ (148) $ 1,614  $ 1,466



* Tax equivalent basis

The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.





                     C B & T, INC. AND SUBSIDIARY









        1994 Compared to 1993          1993 Compared to 1992
      Increase (Decrease)               Increase (Decrease)
     Volume    Rate      Net         Volume   Rate      Net
        (Dollars in Thousands)        (Dollars in Thousands)

$        0 $     1    $    1       $      2  $     0  $    2
       619  (  346)      273            833   (  612)    221
       307  (  457)     (150)           386   (  747)   (361)
      (212) (  230)     (442)           309   (  316)  (   7)
        50  (    8)       42         (   43)      12    ( 31)
      ( 48)     15      ( 33)        (   27)  (   24)   ( 51)
     $ 716 $(1,025)   $ (309)       $ 1,460  $(1,687)  $(227)



$      60  $  ( 46)  $    14         $   79  $(  152)  $( 73)
     ( 75)    ( 53)   (  128)         (   9) (   193) (  202)
     ( 47)    ( 86)   (  133)           724  (   137)    587
      163     (  3)      160           (939)  (1,066) (2,005)
       58        1        59              5        0       5
      135     (  8)      127            348        0     348
    $ 294   $ (195)  $    99          $ 208  $(1,548)$(1,340)




                   C B & T, INC. AND SUBSIDIARY



Table 3 --Summary of Loan Loss Experience


                                           Year Ended December 31,
                                     1995    1994   1993   1992    1991
                                           (Dollars in Thousands)

Balance at beginning of period     $1,733  $1,601 $1,453 $1,191  $1,047
Loans charged off:
   Commercial,  financial, and
   agricultural                       128     129    143    116     209
  Real estate-mortgage                 39      90     49    125      89
   Installment                        172     124    179    162     149
    TOTAL LOANS CHARGED OFF           339     343    371    403     447

Recoveries of loans previously charged off:
   Commercial, financial, and
   agricultural                        25      65      9     31      89
  Real estate--mortgage                 5       3      9      3      51
   Installment                         64      77     70     66      35
    TOTAL RECOVERIES                   94     145     88    100     175
    NET LOANS CHARGED OFF             245     198    283    303     272

Additions to the allowance charged to
  operating expenses                  376     330    431    565     416
    BALANCE AT END OF PERIOD       $1,864  $1,733 $1,601 $1,453  $1,191



                                     1995    1994   1993   1992    1991
Ratio of net charge-offs
 (recoveries) during the
 periods  to average loans
 outstanding                         .19%    .17%   .26%   .30%    .29%

                   C B & T, INC. AND SUBSIDIARY



Table 4 --           Financial Ratios

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                      Year Ended December 31,
                                     1995      1994     1993
Percentage of net income to:
  Total average assets               1.64%     1.68%    2.03%
  Average shareholders' equity      14.37     15.12    18.80

Percentage of dividends
declared per average
  Common share to net income
    per average Common Share        30.00     28.53    25.35

Percentage of average
 shareholders' equity
  to total average assets           11.40     11.09    10.82

                     C B & T, INC. AND SUBSIDIARY



         SUMMARY OF CONSOLIDATED SELECTED FINANCIAL DATA


                                     1995     1994     1993     1992      1991
                               (Dollars  in  Thousands - Except Per Share)

Interest Income                 $  19,527 $ 18,572 $ 18,730 $ 18,955 $  18,520
Net interest income                10,809   11,321   11,578   10,463     8,518
Provision  for  possible
 loan losses                          376      330      431      565       416
Income from continuing operations
  (net income)                      4,067    4,260    4,966    4,428     3,251
Total   assets                    255,882  254,973  247,524  239,626   212,649
Long-term  debt                     9,226    7,821    7,729      350         0
Per share data of Common Stock:
  Income from continuing
    operations (net income)         15.00    14.37    15.58    13.88     10.19
   Dividends                         4.50     4.10     3.95     3.00      2.60




COMMON STOCK MARKET PRICE INFORMATION

There is no established public trading market for the Corporation's Common Stock and the stock is not traded on any securities exchange. There were approximately 633 shareholders of record of the Common Stock of the Corporation at December 31, 1995.

The price range of the known sales of the Common Stock of the corporation for 1995 and 1994 was a minimum of $93.10 to a maximum of $107.00 and a minimum of $56.62 to a maximum of $94.35 respectively.

The Corporation paid dividends of $4.50 per share in 1995 and $4.10 per share in 1994. The dividends were paid semiannually.

The Corporation expects to continue to pay regular semiannual cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.