Form 10-Q
period 1996-03-31
CB&T INC
filed 1996-05-14
CIK 357130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from   _______________ to_____________________
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
Yes   X        No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of March 31, 1996   269,667   shares.


                 This filing contains 13 pages.

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                              INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE

     Item 1.   Financial Statements.................................     3

               Consolidated Balance Sheets for the periods ended
               March 31, 1996 and December 31, 1995
               (Unaudited)..........................................     4

               Consolidated Statements of Income for the three
               (3) month period and year-to-date ended
               March 31, 1996 and 1995, respectively
               (Unaudited)..........................................     5

               Consolidated Statements of Cash Flows for
               the year-to-date ended March 31, 1996
               and 1995, respectively
               (Unaudited) .........................................     6

               Management's Statement...............................     7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................     8


PART II.  OTHER INFORMATION.........................................    12

               Signatures...........................................    13

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                 PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                  McMinnville, Tennessee  37110
                   CONSOLIDATED BALANCE SHEETS
                                                  March 31,    December 31,
                                                     1996           1995
                                                    (Dollars in Thousands)
     ASSETS
Cash and due from banks                              $7,666    $8,596
Federal funds sold                                    7,425     4,700
Investment securities (amortized cost
     $93,606 and $96,172, respectively)              94,688    97,643
Loans, net of unearned
income and  allowance for
possible loan losses..................              136,342   136,539
Interest receivable                                   3,169     3,061
Bank premises and equipment,
     less allowances for depreciation                 2,127     2,131
Other assets                                          3,609     3,212
                                   TOTAL ASSETS    $255,026  $255,882
                                                    =======   =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                              $27,136   $28,174
  Interest-bearing deposits (other than time)        72,251    70,793
  Time deposits less than $100M                      26,648    87,003
  Time deposits  of $100M or more                    87,391    27,287
                                 TOTAL DEPOSITS   $ 213,426 $ 213,257
Accounts payable and accrued liabilities              2,961     2,678
FHLB borrowings                                       6,664     9,226
Federal funds purchased/repurchase agreements         1,578
                    TOTAL LIABILITIES              $224,629 $ 225,161

SHAREHOLDERS' EQUITY:
Common Stock of 2.50 par value:
  Authorized 1,000,000 shrs, issued
  331,814 shrs including 62,147
  Treasury shrs  in
  Mar. `96 and Dec. `95                             $  830       830
Surplus.................................             5,000     5,000
Retained earnings                                   28,732    28,815
Less cost of treasury shares                        (4,836)   (4,836)
Net unrealized gains (losses) on
 available for sale securities, net of tax             671       912
                    TOTAL SHAREHOLDERS' EQUITY     $30,397   $30,721
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $255,026  $255,882
                                                   =======   =======

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                  McMinnville, Tennessee  37110
                CONSOLIDATED STATEMENTS OF INCOME


                                                           Fiscal Year-to-date
                                          Three Months Ended Three Months Ended
                                                 March 31          March 31
                                               1996   1995        1996    1995
INTEREST INCOME:
  Interest and fees on loans                 $3,379  $3,048     $3,379   $3,048
  Interest on investment securities:
     Taxable income                           1,163   1,296      1,163    1,296
     Tax-exempt income                          308     315        308      315
  Other interest income                          79       8         79        8
              TOTAL INTEREST INCOME           4,929  $4,667     $4,929   $4,667

INTEREST EXPENSE:
  Interest on deposits other than time        $ 502   $ 590      $ 502    $ 590
  Time deposits less than $100M               1,196     985      1,196      985
  Time deposits of $100M or more                388     324        388      324
  Interest on FHLB borrowings                   114     120        114      120
  Interest on federal funds
   purchased/ repurchased agreements              5      54          5       54
             TOTAL INTEREST EXPENSE          $2,205  $2,073     $2,205   $2,073
          TOTAL NET INTEREST INCOME          $2,724  $2,594     $2,724   $2,594
PROVISION FOR POSSIBLE LOAN LOSSES         (     93) (   90)   (    93)  (   90)
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES $2,631  $2,504    $ 2,631   $2,504

OTHER INCOME:
  Service charges on deposit accounts         $ 281   $ 238      $ 281    $ 238
  Other service charges, commissions and fees    63      64         63       64
  Net realized gains (losses) on investment
     securities                                        ( 11)              (  11)
  Other income                                   66     131         66      131
                 TOTAL OTHER INCOME           $ 410   $ 422      $ 410    $ 422

OTHER EXPENSES:
  Salaries and employee benefits              $ 786   $ 757      $ 786    $ 757
  Net occupancy expense                          71      66         71       66
  Furniture and equipment expense               183     183        183      183
  FDIC Assessment                                 1     118          1      118
  Other                                         361     355        361      355
              TOTAL OTHER EXPENSES           $1,402  $1,479     $1,402   $1,479
        INCOME BEFORE INCOME TAXES           $1,639  $1,447     $1,639   $1,447
  Income taxes                              (   519)  ( 459)     ( 519)   ( 459)

                        NET INCOME           $1,120   $ 988      $1,120   $ 988
                                              =====    =====      =====   =====

Common shares outstanding ended March 31    269,667  272,002    269,667 272,002
Net income per share of common stock          $4.15    $3.63      $4.15  $ 3.63
Dividends per share of common stock           $4.46    $2.75      $4.46  $ 2.75

               C B & T, INC. AND WHOLLY-SUBSIDIARY
                  MCMINNVILLE, TENNESSEE  37110
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the Period Ended
                                                             March 31
                                                          1996       1995
                                                       (Dollars in thousands)

Operating activities:
  Net income                                                $1,120      $ 988
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible loan losses                         93         90
     Provision for depreciation and amortization               116        116
     Decrease (increase) in interest receivable         (      108)        14
     Decrease (increase) in other assets                      (401)       203
     Increase (decrease) in other liabilities                  283        170
   NET CASH PROVIDED BY OPERATING ACTIVITIES              $  1,103     $1,581

Investing activities:
  Purchases of  investment securities                  $ (   4,572) $ ( 4,369)
  Proceeds from sales of investment securities                         15,135
  Proceeds from maturities, calls and
  principal collections  of investment securities            7,138      1,687
Net decrease (increase) in unrealized
   gains on investment securities                              389     (1,127)
  Net decrease (increase) in loans                             104     (2,965)
  Purchase of premises and equipment                          (108)      ( 94)
       NET CASH USED BY INVESTING ACTIVITIES               $ 2,951  $   8,267

Financing activities:
  Net increase (decrease) in noninterest-bearing and
     interest-bearing deposits                              $  169  $  (9,266)
  Net increase (decrease) in federal funds purchased/
     repurchase agreements                                   1,578     (5,700)
  Cash dividends                                            (1,203)    (  750)
  Purchase of Treasury Stock                                           (   47)
  Net increase (decrease) in FHLB borrowings                (2,562)     3,854
  Increase (decrease) in after-tax unrealized
  gains on securities                                       (  241)       700
   NET CASH PROVIDED BY FINANCING ACTIVITIES              $ (2,259)  $(11,209)
       DECREASE IN CASH AND CASH EQUIVALENTS              $  1,795   $ (1,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              13,296      9,434
 CASH AND CASH EQUIVALENTS AT END OF QUARTER              $ 15,091   $  8,073
                                                             =====     ======

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These adjustments were normal reoccurring adjustments. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION


At March 31, 1996, average total assets were $253.4 million compared to $244.1 million at March 31, 1995 and $248.3 million at December 31, 1995. Average earning assets at three months ended March 31, 1996 totaled $237.3 million as compared to $228.8 million ended March 31, 1995 and $233.1 million at December 31, 1995, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

SECURITIES
The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The quality of obligations of states and political subdivisions will be A, AA, or AAA, the majority of which will be AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of the local service area, certain unrated bonds of local municipalities may be purchased provided they are of reasonable credit risk.

On November 15, 1995, the Financial Accounting Standards Board issued a guide for the implementation of SFAS 115 which allows a bank to reassess the appropriateness of the classification of all securities held at November 15, 1995 and until December 31, 1995, and account for any resulting changes in classifications as a transfer. Changes in classification from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of a bank to hold other debt securities to maturity in the future. As a result of this one-time reassessment, on November 30, 1995, the Bank transferred securities with a book value of aproximately $42.8 million and related unrealized gains and losses of approximately $0.8 million and $0.2 million, respectively (net unrealized gain of approximately $0.6 million), from held-to-maturity to available-for-sale.

As of December 31, 1995, all investment securities were classified as available-for-sale. Management classified all securities as available-for-sale so that securities may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid.

The Corporation's average debt securities portfolio at March 31, 1996 was $94.3 million which was a decrease from average investments of $102.5 million at March 31, 1995 and $96.2 million at December 31, 1995. The substantial reduction of total debt securities beginning in 1994 and continuing into 1995 was the result of the need to fund the expanding loan growth and to make available the funds necessary to meet customer deposit withdrawals. To avoid the expense of additional funds borrowings, it was Management's decision to supply these needed funds through the sales of securities and simultaneously reduce a portion of the existing borrowings from Federal Home Loan Bank. Management determined that realized net losses from the securities sales would ultimately be offset the reduced interest expense of borrowed funds coupled with the higher yield earned in loan growth and that such sales would not negatively impact future net interest income in subsequent years. The liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $20.0 million or 21.1% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $15.2 or 16.1% of total debt securities. At March 31, 1995, fixed rate securities maturing in one year or less totaled $5.4 million and floating rate debt securities with a repricing frequency of one year or less totaled $16.1 million. The liquidity portion of the debt securities portfolio increased significantly in 1996 over 1995 and available funds reinvested within the portfolio are currently being placed in securities yielding higher than those securities sold in 1994 and early 1995.

LOANS
The Corporation's average loan portfolio totaled $137.1 million at March 31, 1996 which was a substantial increase over the corresponding period in 1995 with average loans of $125.8 million and $131.8 million at March 31, 1995 and December 31, 1995, respectively. Average loan growth reflected an increase of $11.3 million or 9.0% over March 31, 1995 and $5.3 million or 4.0 % over December 31, 1995. The increase in the loan portfolio was attributed primarily to the substantial growth in real estate mortgage leading which increased $4.3 million or 5.0% over the period ended March 31, 1995 and $1.2 or 1.3% over December, 1995. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

At March 31, 1996, the recorded investment in loans that were considered to be impaired under SFAS 114 was $99,684, all of which were on a nonaccrual basis. The related allowance for possible loan losses for the impaired loans was $15. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $33,699. Impairment was measured using a present value calculation. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible loan losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at March 31, 1996 (in thousands): Loans accounted for on a nonaccrual basis - $104, Loans past-due ninety days or more as to interest or principal payments - $880, There were no trouble debt restructuring loans, Impaired loans - $100. At December 31, 1995, these risks factors were: Nonaccruing loans - $18; Loans past due ninety days or more - $1,006, There were no trouble debt restructuring loans, Impaired loans - $398.

Any loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity or capital resources nor is management aware of any known trends, events, or uncertainties that will have or that are likely to have material effect on the Corporation's liquidity, capital resources or operations.

OTHER EARNING ASSETS
At reporting period ended March 31, 1996, average federal funds sold totaled $5.9 million compared to $.4 million and $5.1, which equates to $5.5 million and $.8 million over March, 1995 and December, 1995, respectively.

DEPOSITS
Average deposits of the Corporation for the first three months of 1996 were $213.2 million compared to $203.4 million and $206.7 million for the first three months of 1995 and the year ended December, 1995, respectively. Short and medium terms rate increases caused depositors to move deposits from money market deposits accounts and savings to longer term certificates of deposit which resulted in an average decrease in these accounts of $1.8 million or 3.6% from March 31, 1995, and $.3 million
 .6% from December 31, 1995. Certificates of deposit of less than $100 thousand increased $8.7 million or 11.0% and $5.2 million or 6.3% over quarters ended March and December, 1995, respectively. Certificate of deposit of $100 thousand more increased over March 31, 1995 by $2.6 million or 10.6% and $3.4 million or 14.5% over December 31, 1995.

CAPITAL
The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $2,280 thousand or 8.3% at March 31, 1996 over March 31, 1995 and decreased $83 thousand or .3% from December 31, 1995. For the three months ending March, 1996, the Corporation had an equity capital to assets ratio of 11.6% compared to 11.1% and 11.6% at March 31, 1995 and December 1995, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consist of certain types of preferred stock, subordinated debt, and allowance for possible loan losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 21.1% and total capital was 22.4% at March 31, 1996 compared to 21.6% and 22.9% at March 31, 1995 and 21.0% and 22.3% at December 31, 1995. At the close of the first three months of 1996, additional dividends of approximately $28 million could have been declared by the subsidiary without prior approval from the regulatory agency, however, the net regulatory authorities which, if implemented, would have a material effect of liquidity, capital resources or operations.

MATERIAL CHANGES IN RESULTS OF OPERATION

Interest from investment securities decreased during the current
1996 quarter by $140 thousand or 8.7% from the corresponding 1995 quarter. This decrease in investment income is attributable to the substantial reduction in the volume of the investment portfolio.

In the first quarter ended March 31, 1996, there were no net realized gains or losses on the sales of securities and $11 thousand net realized losses in the corresponding quarter in 1995. At March 31, 1996 net unrealized gains in securities totaled $1 million and categorically were; Treasuries - $.2 million, Agencies - $.1 million and Municipals -$.7 million. In 1995, net unrealized gains totaled $.1 million and categorically were; Treasuries - $.2 million, Agencies - $ (.3) million and Municipals - $.2 million at the end of the first quarter.

The Corporation's interest from loans for the quarter ended March
31, 1996, increased $331 thousand or 10.9% over the corresponding quarter in 1995. This increase in loan interest income is primarily a result of the substantial increase in the volume of loans outstanding and a rising average yield in the loan portfolio.

Interest on federal funds sold increased $71 thousand or 887.5% in the first quarter of 1996 over the corresponding period in 1995.

Due to slightly rising interest rates on deposit accounts and a shift in deposit accounts to higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the corresponding 1995 quarter by $187 thousand or 9.9%. Interest expense for the 1996 reporting period on certificates of deposits of less than $100 thousand increased by $211 thousand or 21.4% for the first quarter and interest on time certificates of $100 thousand or more increased by $64 thousand or 19.8%. Total interest expense on transaction accounts and savings deposits for the 1996 reporting period decreased from 1995 by $88 thousand or 14.9%. Interest expense on F.H.L.B. borrowings decreased $6 thousand or 5.0% due to the significant reduction in the balance outstanding to F.H.L.B. during the past year.

Non-interest income (excluding securities transaction) decreased $23 thousand or 5.3% for the March 31, 1996 quarter from the corresponding period in 1995. The major portion of the 1996 decrease is due to a prior tax refund received during the first quarter of 1995 of $75 thousand which was included in other non-interest income.

For the quarter ended March 31, 1996, non-interest expense decreased by $77 thousand or 5.2%. This decrease in non-interest expense for the first quarter 1996 from the corresponding quarter in 1995 is a result of the substantial reduction in the assessment for deposit insurance premium beginning the last six months of 1995 and continuing in 1996.

Year-to-date 1996 provision for possible loan losses reflects a increase of $3 thousand or 3.3% over the corresponding period in 1995.

The net result of operations after federal income taxes for 1996 is an increase of $132 thousand or 13.4% for the first quarter of 1996 over same period in 1995.

It is the opinion of management that during the current reporting period of March 1996, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                   PART II.  OTHER INFORMATION


Items 1.-5.    None applicable to the reporting period for the three (3)
               months ended March 31, 1996.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended March 31, 1996.

               (b) - No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                               C B & T, INC.


                          By:  /s/ Jeffrey A. Golden________________________
                               Jeffrey A. Golden, Chairman,President
                               and Chief Executive Officer



                        Date:  May 13, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey A. Golden_____________________________
Jeffrey A. Golden, Chairman, President
and Chief Executive Officer

(Principal Executive and Financial Officer)

Date:     May 13, 1996


/s/ Susan M. Young______________________________
Susan M. Young, Vice President
City Bank & Trust Company

(Principal Financial Reporting Officer)

Date:     May 13, 1996