Form 10-Q
period 1996-06-30
CB&T INC
filed 1996-08-08
CIK 357130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from   __________ to__________
Commission file number          0-10669
                               CB&T, Inc.
           (Exact name of registrant as specified in its charter)

           Tennessee                                       62-1121054
  (State or other jurisdiction of incorporation          (I.R.S.Employer
   or organization)                                    Identification No.)

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
Yes   X        No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of June 30, 1996   269,654   shares.


                     This filing contains 13 pages.

               C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                                  INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE

   Item 1. Financial Statements                                        3

           Consolidated Balance Sheets for the periods ended
               June 30, 1996 and December 31, 1995
               (Unaudited)                                             4

           Consolidated Statements of Income for the three
               (3) month period and year-to-date ended
               June 30, 1996 and 1995, respectively
               (Unaudited)                                             5

           Consolidated Statements of Cash Flows for the
               year-to-date ended June 30, 1996 and 1995,
               respectively (Unaudited)                                6

           Management's Statement                                      7

 Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8


PART II.  OTHER INFORMATION                                           12

           Signatures                                                 13

                     C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                           PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements

                     C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                          McMinnville, Tennessee  37110
                           CONSOLIDATED BALANCE SHEETS
                                                   June 30,      December 31,
                                                     1996            1995
                                                    (Dollars in Thousands)
     ASSETS
Cash and due from banks                             $7,597          8,596
Federal funds sold                                   4,950          4,700
Investment securities (amortized cost
     $101,148 and $96,172, respectively)           101,424         97,643
Loans, net of unearned income and allowance
     for possible credit losses                    136,977        136,539
Interest receivable                                  3,192          3,061
Bank premises and equipment,
     less allowances for depreciation                2,094          2,131
Other assets                                         3,875          3,212
                                   TOTAL ASSETS   $260,109        255,882
                                                    ======         ======


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                           $  29,933         28,174
  Interest-bearing deposits (other than time)       73,964         70,793
  Time deposits less than $100M                     88,357         87,003
  Time deposits  of $100M or more                   26,548         27,287
                                 TOTAL DEPOSITS  $ 218,802        213,257

Accounts payable and accrued liabilities             3,207          2,678
FHLB borrowings                                      6,513          9,226
Federal funds purchased/repurchase agreements        1,123
                              TOTAL LIABILITIES  $ 229,645        225,161

SHAREHOLDERS' EQUITY:
Common Stock of 2.50 par value:  Authorized
   1,000,000 shrs,issued 331,814 shrs including
   62,160 and 62,147 Treasury shrs in June `96
   and Dec. `95, respectively                   $      830           830
Surplus                                              5,000         5,000
Retained earnings                                   29,301        28,815
Less cost of treasury shares                        (4,838)       (4,836)
Net unrealized gains (losses) on available for
   sale securities,net of tax                          171           912
                    TOTAL SHAREHOLDERS' EQUITY $    30,464        30,721
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $   260,109       255,882
                                                    ======        ======

                      C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                           McMinnville, Tennessee  37110
                         CONSOLIDATED STATEMENTS OF INCOME


                                                           Fiscal Year-to-date
                                    Three Months Ended     Six Months Ended
                                           June 30               June 30
                                       1996       1995        1996       1995
INTEREST INCOME:
  Interest and fees on loans        $ 3,416     3,240        6,795      6,288
  Interest on investment securities:
     Taxable income                   1,195     1,243        2,358      2,539
     Tax-exempt income                  321       298          629        613
  Other interest income                  94       118          173        126
              TOTAL INTEREST INCOME $ 5,026     4,899        9,955      9,566

INTEREST EXPENSE:
  Interest on deposits other
     than time                      $   517       594        1,019      1,184
  Time deposits less than $100M       1,165     1,105        2,361      2,090
  Time deposits of $100M or more        379       301          767        625
  Interest on FHLB borrowings            97       175          211        295
  Interest on federal funds
    purchased/ repurchased agreements    16                     21         54
             TOTAL INTEREST EXPENSE $ 2,174     2,175        4,379      4,248
          TOTAL NET INTEREST INCOME $ 2,852     2,724        5,576      5,318
PROVISION FOR POSSIBLE CREDIT LOSSES (   85)   (   71)      (  178)    (  161)
          NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE CREDIT LOSSE $ 2,767     2,653        5,398      5,157

OTHER INCOME:
  Service charges on
      deposit accounts              $   311       245          592        483
  Other service charges,
      commissions and fees              101        87          164        151
  Net realized gains (losses)
      on investment securities            3         5            3      (   6)
  Other income                          129       153          195        284
                 TOTAL OTHER INCOME $   544       490          954        912

OTHER EXPENSES:
  Salaries and employee benefits    $ 1,002       938        1,788      1,695
  Net occupancy expense                  78        69          149        135
  Furniture and equipment expense       194       192          377        375
  FDIC Assessment                                 118            1        236
  Other                                 406       376          767        731
              TOTAL OTHER EXPENSES  $ 1,680     1,693        3,082      3,172
        INCOME BEFORE INCOME TAXES  $ 1,631     1,450        3,270      2,897
  Income taxes                      (   512)  (   427)     ( 1,031)    (  886)

                        NET INCOME  $ 1,119     1,023        2,239      2,011
                                      =====     =====        =====      =====

Common shares outstanding ended
  June 30                           269,654   271,545      269,654    271,545
Net income per share of
  common stock                     $   4.15      3.77        8.30       7.41
Dividends per share of common stock$   2.04      0.00        6.50       2.75

                         C B & T, INC. AND WHOLLY-SUBSIDIARY
                            MCMINNVILLE, TENNESSEE  37110
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the Period Ended
                                                               June 30
                                                          1996           1995
                                                      (Dollars in thousands)

Operating activities:
  Net income                                         $   2,239          2,011
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses                  178            161
     Provision for depreciation and amortization           241            238
     Decrease (increase) in interest receivable          ( 131)            96
     Decrease (increase) in other assets                 ( 673)           507
     Increase (decrease) in other liabilities              529            283
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $   2,383          3,296

Investing activities:
  Purchases of  investment securities                $ (23,253)       ( 6,296)
  Proceeds from sales of investment securities           1,504         19,084
  Proceeds from maturities, calls and principal
     collections of investment securities               16,773          7,942
Net decrease (increase) in unrealized gains on
    investment securities                                1,195        ( 1,862)
  Net decrease (increase) in loans                      (  616)       ( 7,502)
  Purchase of premises and equipment                    (  194)       (   172)
       NET CASH USED BY INVESTING ACTIVITIES         $  (4,591)        11,194

Financing activities:
  Net increase (decrease) in noninterest-bearing
      and interest-bearing deposits                  $   5,545        ( 4,260)
  Net increase (decrease) in federal funds purchased/
        repurchase agreements                            1,123        ( 5,700)
  Cash dividends                                        (1,753)       (   750)
  Purchase of Treasury Stock                            (    2)       (    93)
  Net increase (decrease) in FHLB borrowings            (2,713)         3,707
  Increase (decrease) in after-tax unrealized
       gains on securities                              (  741)         1,154
   NET CASH PROVIDED BY FINANCING ACTIVITIES        $    1,459        ( 5,942)
       DECREASE IN CASH AND CASH EQUIVALENTS        $   (  749)         8,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          13,296          9,434
 CASH AND CASH EQUIVALENTS AT END OF QUARTER        $   12,547         17,982
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION


At June 30, 1996, average total assets were $256.4 million compared to $246.1 million at June 30, 1995 and $248.3 million at December 31, 1995. Average earning assets at the period ended June 30, 1996 totaled $240.3 million as compared to $232.0 million at June 30, 1995 and $233.1 million at December 31, 1995, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

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

The Corporation's average debt securities portfolio at June 30, 1996 was $95.6 million which was a decrease from average investments of $99.7 million at June 30, 1995 and $96.2 million at December 31, 1995. The substantial reduction of total debt securities beginning in 1994 and continuing into 1995 was the result of the need to fund the expanding loan growth and to make available the funds necessary to meet customer deposit withdrawals. To avoid the expense of additional funds borrowings, it was Management's decision to supply these needed funds through the sales of securities and simultaneously reduce a portion of the existing borrowings from Federal Home Loan Bank. Management determined that realized net losses from the securities sales would ultimately be offset the reduced interest expense of borrowed funds coupled with the higher yield earned in loan growth and that such sales would not negatively impact future net interest income in subsequent years. At June 30, 1996, the liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $18.5 million or 18.2% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $15.2 or 15% of total debt securities. At June 30, 1995, fixed rate securities maturing in one year or less totaled $9.3 million and floating rate debt securities with a repricing frequency of one year or less totaled $16.1 million. The liquidity portion of the debt securities portfolio increased significantly in 1996 over 1995 and available funds reinvested within the portfolio are currently being placed in securities yielding higher than those securities sold in 1994 and early 1995.

LOANS
The Corporation's average loan portfolio totaled $138.1 million at June 30, 1996 which was a substantial increase over the corresponding period in 1995 with average loans of $128.0 million and $131.8 million at June 30, 1995 and December 31, 1995, respectively. Average loan growth reflected an increase of $10.1 million or 7.9% over June 30, 1995 and $6.3 million or 4.8 % over December 31, 1995. The increase in the loan portfolio was attributed primarily to the substantial growth in real estate mortgage leading which increased $7.5 million or 8.6% over the period ended June 30, 1995 and $5.2 million or 5.8% over December, 1995. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

At June 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS 114 was $289,711, all of which were on a nonaccrual basis and the recorded investment was measured based on the fair value of the collateral. The related allowance for possible credit losses for the impaired loans was $0. The average recorded investment in impaired loans at June 30, 1996 was approximately $98,363. Impairment was measured using a present value calculation. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at June 30, 1996 (in thousands): Loans accounted for on a nonaccrual basis - $272; Loans past-due ninety days or more as to interest or principal payments - $1,065; There were no trouble debt restructuring loans; Impaired loans - $290. At December 31, 1995, these risks factors were: Nonaccruing loans - $18; Loans past due ninety days or more - $1,006; There were no trouble debt restructuring loans; Impaired loans - $398.

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

OTHER EARNING ASSETS
At the reporting period ended June 30, 1996, average federal funds sold totaled $6.5 million compared to $4.2 million and $5.1, which equates to $2.3 million and $1.4 million over June, 1995 and December, 1995, respectively.

DEPOSITS
Average deposits of the Corporation for the period ended June 1996 were $215.7 million compared to $204.8 million and $206.7 million for the corresponding period in 1995 and the year ended December, 1995, respectively. Short and medium terms rate increases caused depositors to move deposits from money market deposits accounts and savings to longer term certificates of deposit which resulted in an average decrease in these accounts of $.3 million or .7% from June 30, 1995, however, these deposits remained stable from December, 1995 through June, 1996. Certificates of deposit of less than $100 thousand increased $7.6 million or 9.5% and $5.4 million or 6.5% over the periods ended June and December, 1995, respectively. Certificates of deposit of $100 thousand or more increased over June 30, 1995 by $4.1 million or 18.1% and $3.2 million or 13.7% over December 31, 1995.

CAPITAL
The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $1,871 thousand or 6.6% over June 30, 1995 and $484 thousand or 1.6% over December 31, 1995. For the period ended June, 1996, the Corporation had an equity capital to assets ratio of 11.6% compared to 11.2% and 11.6% at June 30, 1995 and December 1995, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 21.5% and total capital was 22.8% at June 30, 1996 compared to 21.2% and 22.5% at June 30, 1995 and 21.0% and 22.3%
at December 31, 1995. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized" institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

MATERIAL CHANGES IN RESULTS OF OPERATION

Interest from investment securities decreased during the current
1996 quarter by $25 thousand or 1.6% from the corresponding 1995 quarter. This decrease in investment income is attributable to the substantial reduction in the volume of the investment portfolio.

At year-to-date June 30, there were net realized gains (losses) on the sales of securities of $3 thousand and $(6) thousand in 1996 and 1995, respectively. At June 30, 1996 net unrealized gains in securities totaled $.3 million and categorically were; Treasuries - $.1 million, Agencies - $(.2) million and Municipals
- -$.4 million. For the corresponding period in 1995, net unrealized gains totaled $1.1 million and categorically were; Treasuries - $.4 million, Agencies - $ (.1) million and Municipals - $.8 million.

The Corporation's interest from loans for the quarter ended June 30, 1996, increased $176 thousand or 5.4% over the same quarter in 1995. This increase in loan interest income is primarily a result of the substantial increase in the volume of loans outstanding and a rising average yield in the loan portfolio.

Interest on federal funds sold decreased $24 thousand or 20.3% in the second quarter of 1996 from the corresponding period in 1995.

Due to slightly rising interest rates on deposit accounts and a shift in deposit accounts to higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the June, 1995 quarter by $61 thousand or 3.1%. Interest expense for the 1996 reporting period on certificates of deposit of less than $100 thousand increased by $60 thousand or 5.4% for the second quarter and interest on time certificates of $100 thousand or more increased by $78 thousand or 25.9%. Total interest expense on transaction accounts and savings deposits for the 1996 reporting period decreased from 1995 by $77 thousand or 13.0%. Interest expense on F.H.L.B. borrowings decreased $78 thousand or 44.6% due to the significant reduction in the balance outstanding to F.H.L.B. during the past year.

Non-interest income (excluding securities transaction) increased
$56 thousand or 11.6% for the June 30, 1996 quarter over the corresponding period in 1995. This increase is primarily attributable to the restructuring of service charges on deposit accounts.

For the quarter ended June 30, 1996, non-interest expense decreased by $13 thousand or .8%. This decrease in non-interest expense for the second quarter 1996 from the corresponding quarter in 1995 is a result of the substantial reduction in the assessment for deposit insurance premium beginning the last six months of 1995 and continuing in 1996.

Year-to-date 1996 provision for possible credit losses reflects a increase of $14 thousand or 19.7% over the corresponding period in 1995.

The net result of operations after federal income taxes for 1996 is an increase of $228 thousand or 11.3% over same year-to-date period in 1995.

It is the opinion of management that during the current reporting period of June 1996, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

                   C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                        PART II.  OTHER INFORMATION


Items 1.-5.     None applicable to the reporting period for the
                three (3) months ended June 30, 1996.

Item 6.         Exhibits and Reports on Form 8-K.

                (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) monthsended June 30, 1996.

                (b) - No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1996.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.







                               C B & T, INC.


                                By:  /s/ Jeffrey A. Golden
                                     Jeffrey A. Golden, Chairman,President
                                     and Chief Executive Officer



                              Date:  August 6, 1996



Pursuant to the requirements of the Securities Exchange Act of1934, this report has been signed below by the following personson behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey A. Golden
Jeffrey A. Golden, Chairman, President
and Chief Executive Officer

(Principal Executive and Financial Officer)

Date:     August 6, 1996


/s/ Susan M. Young
Susan M. Young, Vice President
City Bank & Trust Company

(Principal Financial Reporting Officer)

Date:     August 6, 1996