Form 10-Q
period 1996-09-30
CB&T INC
filed 1996-11-14
CIK 357130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________________ to_______________________
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
Yes   X        No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of September 30, 1996   264,604   shares.


                 This filing contains 13 pages.

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                              INDEX



PART I.
FINANCIAL INFORMATION                                                PAGE

     Item 1. Financial Statements.....................................  3

           Consolidated Balance Sheets for the periods ended
               September 30, 1996 and December 31, 1995
               (Unaudited)............................................  4

           Consolidated Statements of Income for the three
               (3) month period and year-to-date ended
               September 30, 1996 and 1995, respectively
               (Unaudited)............................................  5

           Consolidated Statements of Cash Flows for the year-to-
               date ended September 30, 1996 and 1995, respectively
               (Unaudited)...........................................   6

           Management's Statement....................................   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   8


PART II.  OTHER INFORMATION..........................................  12

           Signatures................................................  13

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                 PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                  McMinnville, Tennessee  37110
                   CONSOLIDATED BALANCE SHEETS
                                                 September 30,  December 31,
                                                   1996              1995
                                                      (Dollars in Thousands)
     ASSETS
Cash and due from banks                                 $7,773     8,596
Federal funds sold                                       1,075     4,700
Investment securities (amortized cost
     $98,812 and $96,172, respectively)                 99,284    97,643
Loans, net of unearned income and allowance
      for possible credit losses                       139,498   136,539
Interest receivable                                      3,147     3,061
Bank premises and equipment, less allowances
 for depreciation                                        2,186     2,131
Other assets                                             3,608     3,212
                                   TOTAL ASSETS       $256,571   255,882
                                                        ======    ======


     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                 $26,959    28,174
  Interest-bearing deposits (other than time)           71,605    70,793
  Time deposits less than $100M                         88,464    87,003
  Time deposits  of $100M or more                       27,790    27,287
                                 TOTAL DEPOSITS      $ 214,818   213,257
Accounts payable and accrued liabilities                 2,866     2,678
FHLB borrowings                                          6,363     9,226
Federal funds purchased/repurchase agreements            1,364
                              TOTAL LIABILITIES       $225,411   225,161

SHAREHOLDERS' EQUITY:
Common Stock of 2.50 par value:  Authorized
 1,000,000 shrs, issued 331,814 shrs including
 67,210 and 62,147 Treasury shrs in September
`96 and December `95, respectively                   $    830       830
Surplus                                                 5,000     5,000
Retained earnings                                      30,451    28,815
Less cost of treasury shares                           (5,413)   (4,836)
Net unrealized gains (losses) on available
for sale securities, net of tax                           292       912
                    TOTAL SHAREHOLDERS' EQUITY        $31,160    30,721
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $256,571   255,882
                                                       ======    ======

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                  McMinnville, Tennessee  37110
                CONSOLIDATED STATEMENTS OF INCOME


                                                      Fiscal Year-to-date
                                  Three Months Ended  Nine Months Ended
                                       September 30     September 30
                                        1996    1995     1996     1995
INTEREST INCOME:
  Interest and fees on loans          $3,420   3,355   10,215    9,643
  Interest on investment securities:
     Taxable income                    1,231   1,190    3,589    3,729
     Tax-exempt income                   344     283      973      897
  Other interest income                   54     103      227      228
              TOTAL INTEREST INCOME   $5,049   4,931   15,004   14,497

INTEREST EXPENSE:
  Interest on deposits other than
  time                                 $ 531     559    1,550    1,743
  Time deposits less than $100M        1,181   1,163    3,542    3,253
  Time deposits of $100M or more         385     356    1,152      981
  Interest on FHLB borrowings             97     160      308      455
  Interest on federal funds
   purchased/ repurchase agreements       12               33       54
             TOTAL INTEREST EXPENSE   $2,206   2,238    6,585    6,486
          TOTAL NET INTEREST INCOME   $2,843   2,693    8,419    8,011
PROVISION FOR POSSIBLE CREDIT LOSSES    (123)   ( 99)    (301)    (260)
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE
          CREDIT LOSSES            $   2,720   2,594    8,118    7,751

OTHER INCOME:
  Service charges on deposit accounts  $ 299     282      891      765
  Other service charges, commissions
 and fees                                 74      82      238      233
  Net realized gains (losses) on
 investment securities                  ( 15)   (  8)    ( 12)    ( 14)
  Other income                           157     109      352      393
                 TOTAL OTHER INCOME  $   515     465    1,469    1,377

OTHER EXPENSES:
  Salaries and employee benefits     $   844     798    2,632    2,493
  Net occupancy expense                   75      74      224      209
  Furniture and equipment expense        205     194      582      569
  FDIC Assessment                          1     (15)       2      221
  Other                                  427     352    1,194    1,083
              TOTAL OTHER EXPENSES   $ 1,552   1,403    4,634    4,575
        INCOME BEFORE INCOME TAXES   $ 1,683   1,656    4,953    4,553
  Income taxes                        (  533)  ( 569)  (1,564)  (1,455)

                        NET INCOME   $ 1,150   1,087    3,389    3,098
                                       =====   =====    =====    =====

Common shares outstanding ended
September 30                         264,604 270,058  264,604  270,058
Net income per share of common stock   $4.35    4.03    12.81    11.47
Dividends per share of common stock     0.00    1.75     6.50     4.50

               C B & T, INC. AND WHOLLY-SUBSIDIARY
                  MCMINNVILLE, TENNESSEE  37110
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   For the Period Ended
                                                        September 30
                                                       1996       1995
                                                  (Dollars in thousands)

Operating activities:
  Net income                                         $3,389       3,098
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses               301         260
     Provision for depreciation and amortization        243         359
     Decrease (increase) in interest receivable     (    86)       ( 93)
     Decrease (increase) in other assets               (396)        410
     Increase (decrease) in accounts payable
and accrued liabilities                                 188         626
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $3,639       4,660

Investing activities:
  Purchases of  investment securities             $ (41,284)    (16,292)
  Proceeds from sales of investment securities       11,731      19,591
  Proceeds from maturities, calls and
principal collections of investment securities       26,913      13,743
  Net decrease (increase) in unrealized gains
 on investment securities                               999     ( 1,942)
  Net decrease (increase) in loans                   (3,260)    ( 9,708)
  Purchase of premises and equipment                   (298)       (208)
       NET CASH USED BY INVESTING ACTIVITIES       $ (5,199)      5,184

Financing activities:
  Net increase (decrease) in noninterest-bearing and
      interest-bearing deposits                   $   1,561      (5,571)
  Net increase (decrease) in federal funds purchased/
        repurchase agreements                         1,364      (5,700)
  Cash dividends                                     (1,753)     (1,225)
  Purchase of Treasury Stock                           (577)       (246)
  Net increase (decrease) in FHLB borrowings         (2,863)      1,557
  Increase (decrease) in after-tax unrealized
 gains on securities                                  ( 620)      1,204
   NET CASH PROVIDED BY FINANCING ACTIVITIES       $ (2,888)     (1,981)
       DECREASE IN CASH AND CASH EQUIVALENTS       $ (4,448)       (137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       13,296       9,434
 CASH AND CASH EQUIVALENTS AT END OF QUARTER        $ 8,848       9,297
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION


At September 30, 1996, average total assets were $257.7 million compared to $247.5 million at September 30, 1995 and $248.3 million at December 31, 1995. Average earning assets at the period ended September 30, 1996 totaled $240.8 million as compared to $232.3 million at September 30, 1995 and $233.1 million at December 31, 1995, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

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

The Corporation's average debt securities portfolio at September 30, 1996 was $97.3 million which was an increase from average investments of $96.7 million at September 30, 1995 and $96.2 million at December 31, 1995. At September 30, 1996, the liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $13.8 million or 13.9% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $11.1 or 11.2% of total debt securities. At September 30, 1995, fixed rate securities maturing in one year or less totaled $12.9 million and floating rate debt securities with a repricing frequency of one year or less totaled $15.6 million.

LOANS
The Corporation's average loan portfolio totaled $137.8 million at September 30, 1996 which was a substantial increase over the corresponding period in 1995 with average loans of $130.4 million and $131.8 million at September
30, 1995 and December 31, 1995, respectively. Average loan growth reflected an increase of $7.4 million or 5.7% over September 30, 1995 and $6.0 million or
4.6 % over December 31, 1995. The increase in the loan portfolio was attributed primarily to the substantial growth in real estate mortgage leading which increased $6.5 million or 7.3% over the period ended September 30, 1995 and $5.8 million or 6.5% over December, 1995. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

At September 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS 114 was $121,190, all of which were on a nonaccrual basis and the recorded investment was measured based on the fair value of the collateral. The related allowance for possible credit losses for the impaired loans at September 30, 1996 was $22,082. The average recorded investment in impaired loans at September 30, 1996 was approximately $103,180. Impairment was measured using a present value calculation. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at September 30, 1996 (in thousands):
Loans accounted for on a nonaccrual basis - $122; Loans past-due ninety days or more as to interest or principal payments - $918; There were no trouble debt restructuring loans; Impaired loans - $121. At December 31, 1995, these risks factors were: Nonaccruing loans - $18; Loans past due ninety days or more - $1,006; There were no trouble debt restructuring loans; Impaired loans - $398.

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

OTHER EARNING ASSETS
At the reporting period ended September 30, 1996, average federal funds sold totaled $5.7 million compared to $5.1 million, which equates to $.6 million over both September, 1995 and December, 1995, respectively.

DEPOSITS
Average deposits of the Corporation for the period ended September 1996 were $215.8 million compared to $204.9 million and $206.7 million for the corresponding period in 1995 and the year ended December, 1995, respectively. Short and medium term rate increases caused depositors to take advantage of certificates of deposit rates which resulted in an average increase in these deposits. Certificates of deposit of less than $100 thousand increased $6.5 million or 8.0% and $5.5 million or 6.6% over the periods ended September and December, 1995, respectively. Certificates of deposit of $100 thousand or more increased over September 30, 1995 by $3.8 million or 16.7% and $3.2 million or 13.7% over December 31, 1995.

CAPITAL
The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $1,987 thousand or 6.9% over September 30, 1995 and $1,059 thousand or 3.6% over December 31, 1995. For the period ended September, 1996, the Corporation had an equity capital to assets ratio of 11.9% compared to 11.5% and 11.6% at September 30, 1995 and December 1995, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 21.3% and total capital was 22.6% at September 30, 1996 compared to 20.9% and 22.2% at September 30, 1995 and 21.0% and 22.3% at December 31, 1995. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized" institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

The formation of two nonbank subsidiaries resulted in the July, 1996 business opening of CBT Insurance, Inc. and CBT Realty, Inc. Both subsidiaries are wholly owned by CB&T, Inc. with an initial investment in each of $1,000 to purchase one hundred percent (100%) of the stock issued by each of the newly formed subsidiaries.

The principal activity of CBT Insurance, Inc. is insurance sales.
CBT Realty, Inc. will engage in the holding and disposing of real estate acquired through foreclosure, however, through September 1996, there has been no activity in CBT Realty, Inc.

MATERIAL CHANGES IN RESULTS OF OPERATION

Year-to-date 1996, interest from investment securities decreased by $64 thousand or 1.4% from the corresponding 1995 period. This decrease in investment income is attributable to a designed shortening of the duration of the portfolio, therefore resulting in a lower average yield than that of 1995.

At year-to-date September 30, 1996, there were net realized gains (losses) on the sales of securities of $(12) thousand and $(14) thousand in 1996 and 1995, respectively. At September 30, 1996 net unrealized gains in securities totaled $.5 million and categorically were; Treasuries - $.1 million, Agencies - $(.1) million and Municipals -$.5 million. For the corresponding period in 1995, net unrealized gains totaled $.9 million and categorically were; Treasuries - $.4 million, Agencies - $ .2 million and Municipals - $.3 million.

The Corporation's interest from loans for the period ended September 30, 1996, increased $572 thousand or 5.9% over the same period in 1995. This increase in loan interest income is primarily a result of the substantial increase in the volume of loans outstanding and a rising average yield in the loan portfolio.

Interest on federal funds sold decreased $1 thousand or .4% through the third quarter of 1996 from the corresponding period in 1995.

Due to slightly rising interest rates on deposit accounts and growth in higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the September, 1995 period by $267 thousand or 4.5%. Interest expense for the 1996 reporting period on certificates of deposit of less than $100 thousand increased by $289 thousand or 8.9% through the third quarter and interest on time certificates of $100 thousand or more increased by $171 thousand or 17.4%. Total interest expense on transaction accounts and savings deposits for the 1996 reporting period decreased from 1995 by $193 thousand or 11.1%. Interest expense on F.H.L.B. borrowings decreased $147 thousand or 32.3% due to the significant reduction in the balance outstanding to F.H.L.B. during the past year.

Non-interest income (excluding securities transaction) increased
$90 thousand or 6.5% for the year-to-date 1996 over the corresponding period in 1995. This increase is primarily attributable to the restructuring of service charges on deposit accounts.

Through September 30, 1996, non-interest expense increased by $59 thousand or 1.3%. This minor increase in non-interest expense in 1996 over the corresponding period in 1995 is primarily a result of the rising costs of salaries and employee benefits due to additional employees required to adequately manage growth in the volume of assets and liabilities.

Year-to-date 1996, provision for possible credit losses reflects a increase of $41 thousand or 15.8% over the corresponding period in 1995.

The net result of operations after federal income taxes for 1996 is an increase of $291 thousand or 9.4% over same year-to-date period in 1995.

It is the opinion of management that during the current reporting period of September 1996, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

            C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                   PART II.  OTHER INFORMATION


Items 1.-5.    None applicable to the reporting period for the
three (3) months ended September 30, 1996.

Item 6. Exhibits and Reports on Form 8-K.

        (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended September 30, 1996.

        (b) - No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                               C B & T, INC.


                          By:  /s/ Jeffrey A.Golden
                               __________________________
                               Jeffrey A. Golden, Chairman, President
                               and Chief Executive Officer



                        Date:  November 14, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey A. Golden
_____________________________
Jeffrey A. Golden, Chairman, President
and Chief Executive Officer

(Principal Executive and Financial Officer)

Date:     November 14, 1996


/s/ Susan M. Young
______________________________
Susan M. Young, Vice President
City Bank & Trust Company

(Principal Financial Reporting Officer)

Date:     November 14, 1996