Form 10-Q/A
period 1996-09-30
CB&T INC
filed 1997-01-06
CIK 357130

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



                        Date:  January 6, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey A. Golden
_____________________________
Jeffrey A. Golden, Chairman, President
and Chief Executive Officer

(Principal Executive and Financial Officer)

Date:     January 6, 1997


/s/ Susan M. Young
______________________________
Susan M. Young, Vice President
City Bank & Trust Company

(Principal Financial Reporting Officer)

Date:     January 6, 1997

  REVISED EXHIBIT INDEX:

    EX-27