Form 10-K
period 1996-12-31
CB&T INC
filed 1997-03-26
CIK 357130

2


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-K or any amendment to this Form 10-K. [X]

This filing contains 63 pages.

The aggregate market value of the voting stock held by non-affiliates of C B & T, Inc. as of March 11, 1997 was $25,252,520.

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 11, 1997 -- 264,585 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statements for 1996 annual shareholders' meeting of April 8, 1997 -- Part I and III

2. Annual Report to shareholders for year ended December 31, 1996 -- Parts I and II.

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

CBT Realty, Inc., a wholly-owned subsidiary of the Corporation, was formed for the purpose of holding and disposing of real estate acquired through foreclosure.

During 1996, the Corporation formed CBT Insurance, Inc., a wholly-owned subsidiary of the Corporation, for the purpose of selling insurance services.

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

The foregoing provisions of IBBEA may increase competition, within C B & T's existing market area. It is uncertain whether IBBEA will make banks in predominantly rural markets like
McMinnville more or less attractive acquisition candidates of larger banks and bank holding companies.

The Federal Reserve Act imposes strict limitations on investments by subsidiary banks in the stock or other securities of their parent bank holding company or any of its other subsidiaries and on the taking of such stock or securities as collateral for loans to any borrowers. In addition, the Federal Reserve Act imposes strict limitations on extensions of credit and other transactions by and between subsidiary banks and their parent bank holding company or any of its other subsidiaries. The 1974 Amendments to the Federal Reserve Act also granted the Board of Governors discretionary authority to regulate interest rates on debt obligations issued by bank holding company affiliates of banks which are members of the Federal Reserve System. This authority does not extend to commercial paper.

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

The Bank is chartered under the banking laws of Tennessee and, as such is subject to the applicable provisions of such laws. Tennessee banks are required to maintain certain cash reserves either directly or indirectly. As a member of the FDIC, the Bank is subject to the provisions of the Federal Deposit Insurance Act. The bank, as a state bank whose deposits are insured by the FDIC, may not engage as principal in any type of activity that is impermissible for a national bank, unless the FDIC has determined that the activity would not pose a significant risk to the deposit insurance fund and the Bank meets applicable capital standards. The Bank is subject to supervision and regular examination by the FDIC and by the Tennessee Department of Financial Institutions. A Tennessee bank may declare dividends not more than once in each calendar quarter from its undivided profits account.

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

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the State of Tennessee. The Tennessee General Assembly has adopted such statutes. The general interest rate statutes currently in effect establish a maximum rate of interest at 4% above the average prime loan rate (or the average short-term business loan rate, however denominated) for the most recent week for which such average rate has been published by the Board of Governors or 24% per annum, whichever is lower. In the event that the Board of Governors fails to publish the average rate for four consecutive weeks or the maximum rate of interest should be adjudicated or become inapplicable for any reason whatsoever, the maximum rate of interest is denied to be

24% until the Tennessee General Assembly otherwise provides.   As
of December 31, 1996, the maximum effective rate in the state of Tennessee was 12.5%.

Although  the  statutory maximum effective rate in the  state  of
Tennessee  as  of  December 31, 1996,  was  12.5%,  decisions  by
Federal District Courts have held that notwithstanding the general interest rate statutes described above, the maximum rate of interest that a state bank may charge is 24%, at least with respect to the types of loans that a Tennessee industrial loan and thrift company registered under the provisions of Tennessee law would have been authorized to make. In general, a Tennessee industrial loan and thrift company is authorized to charge interest at a rate of 24% on loans of $100 or more. These Federal District Court decisions have observed that under federal law, a national bank can charge interest at the highest rate allowed by state law in the state where the national bank is located and held that a national bank in Tennessee can charge interest at the same rate as a Tennessee industrial loan and thrift company.

Tennessee banking laws permit a state bank to make loans upon the same terms and at the maximum effective interest rate as authorized on credit extended by national banks in Tennessee. These decisions held that a state bank in Tennessee therefore can charge the same rate of interest as a Tennessee industrial loan and thrift company.

The relative importance of the usury laws to the financial operations of C B & T and the Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of C B & T is unable to state whether existing usury laws have had or will have a material adverse effect on the business or earnings of C B & T or the Bank.

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

Subsidiary

City Bank & Trust Company

The Bank commenced operations in 1912 as a state chartered bank under the laws of the State of Tennessee. In September, 1982, the Bank, pursuant to a corporate reorganization, became a wholly-owned subsidiary of C B & T, a one-bank holding company.

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

The Bank's Trust Department acts as trustee, executor, and administrator under wills, and serves in trustee, conservator, VA guardian, and agent capacities for individual and corporate customers. It functions as trustee under bond indentures, as well as trustee and administrator under pension, IRA, SEPP, and other employee benefit plans for corporations and other organizations. The Bank handles approximately 564 individual and corporate trust accounts, and provides investment management and other related services. The Bank's Trust Department had assets of approximately $70,661,500 under management as of December 31, 1996. These assets are not included as assets in the balance sheet of the Bank or C B & T.

Employees

C B & T, including the Bank, has approximately 122 employees, which includes 4 part-time employees. Four of the Bank's officers are also officers of C B & T. None of the Bank's employees are covered by a collective-bargaining agreement.

Distribution  of  Assets, Liabilities and  Stockholder's  Equity;
Interest Rate and Interest Differential

This table is incorporated herein by reference as a financial table pages 36-39 which are attached to and made a part of the Annual Report to Shareholders which is attached hereto as Exhibit
13.

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

Summary of Loan Loss Experience

The summary of loan loss experience is incorporated by reference as a financial table page 40 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as
Exhibit 13.

Allocation of the Allowance for Possible Loan Losses

The allocation of the allowance for possible loan losses is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation pages 7-12 which are attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Deposits

The deposits are incorporated herein by reference to Notes to Consolidated Financial Statements pages 25 and 26 which is attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

Financial Ratios

Financial ratios are incorporated by reference as a financial table page 41 which is attached to and made a part of Annual
Report to Shareholders which is attached hereto as Exhibit 13.

Short-Term Borrowings

There were no short-term borrowings with an average balance outstanding during the year as great as 30% of shareholders' equity at December 31, 1996.


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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

Item 4(b). Executive Officers of Registrant

The following is a list of March 11, 1997 showing the names and ages of all executive officers of the registrant, the nature of any family relationship between them, and all positions and offices held by each of them:

Name                     Age          Positions and Offices Held

Jeffrey A. Golden*       56           Chairman of the Corporation and the
                                      Bank  since October 1994. President  and
                                      Chief    Executive   Officer   of    the
                                      Corporation since November, 1981 and the Bank since January, 1979.

M. Thomas Mullican*      75           Vice Chairman of Corporation since
                                      April,  1983;  Board  of  Directors   of
                                      Corporation since November, 1981. Farmer and Investor.

Larry E. Brown*          50           Executive  Vice President  of  the
                                      Corporation  and the Bank  since  April,
                                      1987;  Senior  Vice  President  of   the
                                      Corporation and the Bank, 1986 - 1987.

Ann Martin               47           Secretary of Corporation since
                                      November,  1986;  Secretary   the  Board
                                      since January, 1995.

James H. Hillis          57           Treasurer of the Corporation
                                      since   October,   1983;   Senior   Vice
                                      President and Treasurer of the Bank since March, 1983.



*    Member of C B & T's Executive Committee


All of the officers of C B & T listed above are subject to re-election at the Board of Directors meeting following the Annual
Meeting of Shareholders scheduled for April 8, 1997.

                                  PART II


Item  5.  Market for the Registrant's Common Equity  and  Related
Shareholder Matters

The market for C B & T's Common Stock and related shareholder matters are incorporated herein by reference to Common Stock
Market  Price  Information on page 42 of  the  Annual  Report  to
Shareholders which is attached hereto as Exhibit 13.


Item 6. Selected Financial Data

The selected financial data is incorporated herein by reference to Consolidated Selected Financial Data on page 42 of the Annual
Report to Shareholders which is attached hereto as Exhibit 13.


Item 7.   Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7-12 of the Annual Report to Shareholders which is attached hereto as Exhibit 13.


Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are incorporated herein by reference to the Consolidated Financial Statements on pages 12-35 of the Annual Report to Shareholders which is attached hereto as Exhibit 13.


Item   9.  Disagreements  with  Accountants  on  Accounting   and
Financial Disclosure

C B & T and its accountants have had no reportable disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                 PART III


Item 10.   Directors and Executive Officers of the Registrant

(a) Identification of Directors - Information regarding identification of directors is hereby incorporated from the Election of Directors section of C B & T's definitive proxy statement for use in connection with the Annual Meeting of Shareholders to be held April 8, 1997 ("Current Proxy Statement") on pages 2, 3, 4, 5 and 6.

(b)   Identification   of   Executive  Officers   -   Information
      regarding identification of executive officers may be found in Item 4(b) of Part I of this Form 10-K.

(c) Section 16(a) Reporting Delinquencies - Information regarding Section 16(a) Reporting Delinquencies is hereby incorporated from the Section 16(a) Reporting Delinquencies section of C B & T's Current Proxy Statement on page 13.


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

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K *

(a)            (1)  and  (2)     The response to this portion  of
               Item 14 is submitted as a separate section of this report.

               (3)     The  following  exhibits  are
                       filed herewith:

                       (13)  Annual report to security
                             holders




        *  Bylaws  remain the same as those included in the  Form
        10-K submitted for the fiscal year ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              C B & T, Inc.



                              By:  /s/  Jeffrey A. Golden
                                   Jeffrey A. Golden, Chairman,
                                   President,  Chief  Executive
                                   Officer

                              Date:     March 11, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey A. Golden
Jeffrey A. Golden, Chairman
President, Chief Executive Officer

(Principal Executive and Financial Officer)

Date:  March 11, 1997



/s/ Jerry N. Brown
Jerry N. Brown, Senior Vice President
City Bank & Trust Company

(Chief Financial Officer)

Date:  March 11, 1997

/s/ Robert W. Boyd, Sr.                      /s/ James H. Hillis
Robert W. Boyd, Sr., Director                James H. Hillis, Director

Date:    March  11, 1997                     Date:   March  11, 1997



/s/  Larry  E. Brown                         /s/  J.  Paul Holder
Larry E. Brown, Director                     J. Paul Holder, Director

Date:   March  11, 1997                      Date:   March  11, 1997



/s/  John R. Collier, Jr.                    /s/ M.  Thomas Mullican
John R. Collier, Jr., Director               M. Thomas Mullican, Director

Date:   March  11, 1997                      Date:   March  11, 1997



/s/  James A. Dillon, Jr.                    /s/  James  A. Puckett
James A. Dillon, Jr., Director               James A. Puckett, Director

Date:   March  11, 1997                      Date:   March  11, 1997



/s/  Jeffrey  A. Golden                      /s/  Leon  B. Stribling
Jeffrey A. Golden, Director                  Leon B. Stribling, Director

Date:   March  11, 1997                      Date:   March  11, 1997



/s/  Charles D. Haston                       /s/  James  E. Walling
Charles D. Haston, Director                  James E. Walling, Director

Date:   March  11, 1997                      Date:   March  11, 1997

Form 10-K -- Item 14(a)(1) and (2) and Item 14(d)

C B & T, Inc. and Subsidiaries

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The  following consolidated financial statements of C B & T, Inc.
and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, and incorporated by reference in Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 1996 and 1995

     Consolidated  Statements of Income -- Years ended  December
     31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1996, 1995 and 1994

     Consolidated  Statements  of  Cash  Flows  --  Years   ended
     December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements -- December  31,
     1996, 1995 and 1994

All  schedules to the consolidated financial statements  required by Article 9 of Regulation S-X are not required under the related
instructions  or  are  inapplicable,  and  therefore  have   been
omitted.

                               EXHIBIT INDEX

                               C B & T, INC.


      Exhibit Number                               Title or Description

            (13)                            Annual report to security holders

                               EXHIBIT 13


                      ANNUAL REPORT TO SHAREHOLDERS


                              C B & T, INC.

  To Our Shareholders and Friends,





  The year 1996 marked another good year in the continuation of successful progress and profitability for C B & T, Inc. and its subsidiaries City Bank & Trust Company. I encourage you to review the enclosed financial information. We will be happy to answer any questions you may have, as well as listen to any suggestions for improvement.

  Earnings continued to remain strong as Return on Assets for 1996 was 1.60%, this generated $15.37 per share annual income. During 1996, $6.50 was paid in cash dividends. This was equivalent to 42.29% of net income. I am very pleased to report to you, assuming that the value of your investment in C B & T, Inc. was $100 at December 31, 1991, it would have grown to $344 at December 31, 1996. This compares to $298 for regional banks and $244 for the S & P 500.

  In addition to the progress made by the bank, I am very pleased to advise you that the Trust/Investment Department has continued to progress beyond our expectations. This department reported a record high growth in excess of $70 million at year end, which is an increase of $11 million in 1996.

  We are continually working to provide the very best in financial service to our trade area. This past year many enhancements were made:

     Our business customers were offered a Cash Management Investment Account. This program offers business customers an efficient means of managing their daily funds and earning a fair return on excess cash through the use of repurchase agreements of U.S. Government
     Securities.

     We rolled out our new 24-Hour Telephone Banking service, that offers voice response information to our customers, day or night. We followed that offering with Loans-by-Phone, that gives our customers an opportunity to apply for a loan 24 hours a day. The numbers to access either of these services are (615) 473-2148, (615) 597-4178,
     (615) 563-2002 or 1-888-473-2147.

     We opened our new SuperCenter Branch in the Wal-Mart Super Store facility in McMinnville. This full service branch greatly expands the banking opportunities for our customers and increases our ability to meet the banking needs of our community through extended banking hours. It also offers a 24-hour full service ATM in a safe and secure environment.

     A full service ATM was installed in the new Columbia River Park Hospital. Our presence in this facility again expands our service capabilities.

     We installed a cash dispenser in the CYC (Calsonic Yorozu
     Corporation) plant in Morrison, Tennessee. This equipment offers many of the features of our full service ATM. We expect to make available more automated facilities in the near future.

     In November, we purchased the former H.G. Hill property adjacent to our West Main Branch. This purchase will give us the opportunity to expand our West Main facility and also gives us the opportunity to begin planning the relocation of our Operations Center. This expansion will improve efficiencies in our operations and will free space in our main office building for future growth.

     The Board of Directors approved the organization of two new companies during 1996. CBT Insurance, Inc. was organized to provide the bank new opportunities in the insurance arena and is already generating some revenue from the sale of life insurance. CBT Realty, Inc. was organized for the purpose of holding and disposing of foreclosed properties, but did not have any activity in 1996.

  The challenge for management is to keep pace with changes and opportunities while maintaining our identity as a high performing community bank fulfilling our motto of "People Helping People." It is our desire to continue our commitment to our customers and trade area. We take community involvement and leadership seriously, and management believes that our continued success lies in remaining community based.

  Thanks to you -- our shareholders and friends for your business; our staff for their excellent performance; management for their leadership and commitment; and the board of directors for their participation and guidance.

  We encourage you to take advantage of our many services and we hope that you will recommend them to your family and friends.

  Yours truly,



  Jeffrey A. Golden
  Chairman of the Board
  President and Chief Executive Officer

C B & T, INC. AND SUBSIDIARIES OFFICERS AND ADVISORY COMMITTEE

C B & T, INC. - OFFICERS
Jeffrey A.      M. Thomas     Larry E.       James H.       Edith Ann
Golden          Mullican      Brown          Hillis         Martin
Chairman,       Vice          Executive      Treasurer      Secretary to
President &     Chairman      Vice                          the Board
Chief                         President
Executive
Officer

CITY BANK & TRUST COMPANY - OFFICERS
Jeffrey A. Golden          Kenneth D. Martin       Dawn M. Christian
Chairman of the Board,     Vice President          Assistant Vice
President, CEO                                     President

Edith Ann Martin           Edward Wayne Martin     Deborah E. Glenn
Secretary to the Board     Vice President          Assistant Vice
                                                   President

Larry E. Brown             Robert L. Miller        Dana M. Green
Executive Vice             Vice President          *Assistant Vice
President                                           President

Jerry N. Brown             Lonnie D. Milstead      Shannon L. Haston
Senior Vice President      Vice President          Assistant Vice
Chief Financial                                    President
Offficer

James H. Hillis            Betty L. Parker         Johnny T. Taylor
Senior Vice President      Vice President          Assistant Vice
                                                   President

Kenneth Dwayne Woods       Donna Bryant            W. Ben Holland
Vice President             Administrative          Senior Auditor
                           Assistant

Glyna F. Lee               Terry B. Vaughn         Sherry A. Clendenon
Senior Vice President      Vice President          Administrative
                                                   Assistant

Kenneth W. Smith           Susan M. Young          Barbara D. Davis
Senior Vice President      Vice President          Administrative
                                                   Assistant

Randall G. Tramel          Edmond D. Busic         Teresa A. Hennessee
Senior Vice President      Loan Review Officer     Administrative
                                                   Assistant

Eric A. Golden             Donna D. Evans          Lisa A. Hillis
Cashier                    Operations Coordinator  *Administrative
                                                   Assistant

Ronald G. Goodwin          Rhonda A. Carr          Melanie D. Nichols
Vice President             *Auditor                Administrative
                                                   Assistant

Lynne R. Hamrick           Sherry Lynn Daugherty   Charles Tim Prater
Human Resource Officer     Branch Manager          Administrative
                                                   Assistant

Debra T. Kell              Betty B. Prater         Jane Ann Pryor
Vice President             Branch Manager          Administrative
                                                   Assistant

Emogene R. Magness         Ella J. Richmond        Elizabeth P. Smith
Vice President, Branch     Branch Manager          Administrative
Manager                                            Assistant


Danny L. Martin            Tracie J. Tate          Sharon E. West
Vice President             Branch Manager          Administrative
                                                   Assistant






CITY BANK & TRUST COMPANY - SMITHVILLE ADVISORY COMMITTEE
H.J. Judkins           Leon B. Stribling       Mark Ashburn
H.J. Judkins & Son     Stribling Chevrolet-    Manager, Smithville
Nursery, Inc.          GEO, Inc.               Electric System

Jim Ed Rice          Vester Parsley    Norval Webb, Jr.        Jeanette C.
Local                Attorney-at-Law   F.W. Webb & Son         France
Businessman                            Pharmacy                Farming
                                                               Operation






                                *Effective 1/1/97

                                  C B & T, INC.
                              AND ITS SUBSIDIARIES
                            CITY BANK & TRUST COMPANY




                                Financial Review







     Financial Discussion                                       7
     Report of Independent Certified Public                    12
     Accountants
     Consolidated Balance Sheets                               13
     Consolidated Statements of Income                         14
     Consolidated Statements of                                15
     Shareholders' Equity
     Consolidated Statements of Cash Flows                     16
     Notes to Consolidated Financial                           17
     Statements

Financial Discussion



The following discussion is presented to assist in understanding the current financial condition and results of operations of C B & T, Inc. and subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related disclosures presented in other sections of this annual report.


PERFORMANCE OVERVIEW

Net income for 1996 was $4,117,000 or $15.37 per share, compared to $4,067,000 or $15.00 per share in 1995 and $4,260,000 or $14.37 per share in 1994. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1996 was 13.76 percent compared to
14.37  percent  in 1995 and 15.12 percent in 1994.  ROA  measures  how effectively a corporation uses its assets to produce earnings. For 1996, return on average assets was 1.60 percent. ROA was 1.64 percent in 1995 and 1.68 percent in 1994. ROE and ROA have been negatively impacted by an increase in the net loan charge offs in 1996.


NET INTEREST INCOME

The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis has increased to $11,903,000 in 1996, from
$11,334,000  in 1995 and $12,073,000 in 1994.  Net yield  on  interest earning assets, which is net interest income on a tax equivalent basis divided by average earning assets, was 4.93 percent in 1996, compared with 4.87 percent in 1995 and 5.07 percent for 1994. Average earning assets, as a percentage of total assets, decreased slightly to 93.8 percent in 1996 compared to 93.9 percent in 1995 and 93.8 percent in 1994.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is an operating expense recorded to maintain the related balance sheet allowance account that is provided to cover losses that may be incurred in the normal course of lending. The total provision for possible loan losses was $628,000 in 1996, $376,000 in 1995 and $330,000 in 1994. Management regularly monitors the allowance for possible loan losses and considers it to be adequate.


NONINTEREST INCOME

Total  noninterest income of $2,058,000 in 1996 increased $242,000  or
13.3 percent, when compared to 1995. This follows an increase of 35.5 percent in 1995 and a decrease of 22.7 percent in 1994. Service charges on deposit accounts increased $147,000 in 1996 due, principally, to growth in transaction and savings deposit accounts coupled with price increases. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in losses of $22,000, $14,000 and $308,000 in 1996, 1995, and
1994.


NONINTEREST EXPENSES

Noninterest expenses increased 5.6 percent in 1996, a slightly higher rate of growth than the 3.2 percent in 1995 and lower than 6.5 percent in 1994. The increase in 1996 can be attributed to higher levels of expense relative to salaries. Salaries, wages and benefits accounted for 56.5 percent of total noninterest expense in 1996, compared to
56.0 percent in 1995 and 54.1 percent in 1994. These increases are primarily attributable to the increased cost of benefits and merit raises. Federal Deposit Insurance Corporation's insurance assessment decreased $240,000 in 1996 as compared to a decrease of $235,000 in 1995 and an increase of $5,000 in 1994.

Financial Discussion



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

The income tax provision was $1,856,000 in 1996, compared with $1,788,000 in 1995 and $1,944,000 in 1994. The Corporation's
effective tax rate was 31.1 percent in 1996, 30.5 percent in 1995  and
31.3 percent in 1994.

It has been determined that for the year ended December 31, 1996, a valuation allowance is not required on any of the deferred tax assets recorded due, primarily, to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.


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

Loans  that  are  ninety days past-due, loans on  non-accrual  status, loans that are restructured in a troubled debt restructuring, and loans that are included on the Bank's problem loan list are evaluated for impairment. A loan on non-accrual status is a loan on which interest accruals are discontinued. Interest accruals are discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect that such interest will be collected. Interest income is subsequently recognized only to the extent of the excess of cash payments received over the principal balance due.

When a loan is impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. The Bank does not recognize interest income on impaired loans. The entire change in the net carrying amount is reported as an adjustment to the provision for possible loan losses, but in no event are changes in the net present value used to justify having a loan on the Bank's books at a value that exceeds its recorded investment. Impaired loans are charged-off once management has exhausted all efforts to collect the loan.

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

Total impaired loans at December 31, 1996 were $1,280,000 compared to $398,000 at December 31, 1995 and $1,825,000 at December 31, 1994.
The ratio of impaired loans to the allowance for loan losses at December 31, 1996, was 66.3 percent compared to 21.4 percent and 105.3 percent at December 31, 1995 and 1994, respectively. Total impaired loans as a percentage of total loans increased to 0.9 percent at December 31, 1996, compared to 0.3 percent at December 31, 1995 and
1.4 percent at December 31, 1994.

Financial Discussion



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

Potential problem loans are those loans which are on the Corporation's "watch list". These loans exhibit characteristics that could cause the loans to become impaired or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list' is reviewed and adjusted for changing conditions.


FINANCIAL CONDITION

The following discussions address key elements of financial condition, including earning assets, the source of funds supporting earning assets, capital adequacy and asset and liability management.


EARNING ASSETS

Loans

At December 31, 1996, loans were $144.9 million, compared to $140.5 million at December 31, 1995. This represents an increase of 3.1 percent in 1996. In 1995, loans increased 8.5 percent from $129.5 million at December 31, 1994.

Loans comprise the majority of the Corporation's earning assets representing 57.4 percent of average earning assets in 1996 and 56.5 percent in 1995. Average loans outstanding increased 5.1 percent in 1996 and 12.5 percent in 1995.

The largest category in the loan portfolio was real estate mortgage loans, which comprised 66.5 percent of total loans at the end of 1996. Installment loans totaled 22.1 percent of the portfolio and commercial, financial and agricultural loans comprised 9.4 percent of the portfolio. All other loans were 2.0 percent of the portfolio. In 1995, real estate mortgages were 63.8 percent of the portfolio, installment loans were 21.9 percent, commercial, financial and agricultural loans were 12.5 percent and other loans were 1.8 percent.

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

Loans that mature within one year totaled $50,377,000, or 34.8 percent of the loan portfolio at December 31, 1996.

Investment Securities

The investment portfolio represented 40.4 percent of average earning assets in 1996 and 41.3 percent in 1995. Average investment securities increased 1.4 percent in 1996 compared to 1995. The tax-
equivalent yield on the entire portfolio was 6.96, 7.01 and 6.75 percent in 1996, 1995 and 1994, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest-rate-sensitivity management. In addition, they serve as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic, tax status and financial trends.

Financial Discussion



The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The quality of obligations of states and political subdivisions will be A, AA, or AAA, the majority of which is AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service area, we may purchase certain unrated bonds of local municipalities provided they are of reasonable credit risk.

On November 15, 1995, the Financial Accounting Standards Board issued a guide for the implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at November 15, 1995 and until December 31, 1995, and account for any resulting changes in classifications as a transfer. Changes in classification from the held-to-maturity category that result from this one-time reassessment did not call into question the intent of a bank to hold other debt securities to maturity in the future. As a result of this one-time reassessment, on November 30, 1995, the Bank transferred securities with a book value of approximately $42.8 million and related unrealized gains and losses of approximately $0.8 million and $0.2 million, respectively (net unrealized gain of approximately $0.6 million), from held-to-maturity to available-for-sale.

As of December 31, 1996, all investment securities were classified as available-for-sale. Management classified all securities as available-for-sale so that securities may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid.

Federal Funds Sold

Federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1996, 1995 and 1994, these funds represented approximately 2.2 percent, 2.2 percent and 0.7 percent, respectively, of average earning assets.


SOURCES OF FUNDS

Deposits

The Corporation's major source of investable funds is core deposits from retail and business customers. Core deposits consist of interest-bearing and noninterest-bearing deposits, including certificates of
deposit   over  $100,000.   Average  interest-bearing  core  deposits,
comprised of interest-bearing checking accounts, savings, certificates of deposit, money market and other time accounts, increased 5.0 percent in 1996, compared to 5.3 percent reduction in 1995 and 1.1 percent growth in 1994. Average demand deposits (noninterest-bearing core deposits) increased 0.8 percent in 1996, 10.3 percent in 1995 and
9.5  percent in 1994.  These deposits represent approximately 12.6 and
13.1 percent of average core deposits in 1996 and 1995, respectively.

Federal Home Loan Bank Borrowings

In 1996 these average borrowings decreased slightly to 2.6 percent of average assets compared to 4.0 percent in 1995.

Shareholders' Equity and Capital Adequacy

Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain growth over time and to absorb unanticipated losses. Shareholders' equity at December 31, 1996, was $32.2 million, or $121.85 per share, compared with $30.7 million, or $113.92 per share at December 31, 1995 and $26.6 million, or $97.61 per share at December 31, 1994. At December 31, 1996, the Corporation's leverage ratio was 12.2 percent. At December 31, 1996, the Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were
21.4 percent for Tier 1, or "core" capital, and 22.7 percent for total qualifying capital. At December 31, 1995, the Corporation's leverage ratio was 11.9 percent. At December 31, 1995, the Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were
21.0 percent for Tier 1 or "core" capital at 22.3 percent for tested qualifying capital. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a well-capitalized institution, which are 6.00 percent for Tier 1, 10.00 percent for total qualifying capital, and 5.00 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

Financial Discussion



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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE
FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board (FASB) has issued one standard that has not been adopted by C B & T, Inc. but will be required to be adopted after December 31, 1996 as follows:

   Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        (a) Effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.

        (b)  The statement supersedes statement No. 122,
        Accounting for Mortgage Servicing Rights, which was effective for fiscal year beginning after December 15, 1995.

        (c) The statement will eliminate the distinction between servicing rights based on normal servicing fees and excess servicing fees and will generally reclassify the cash flows associated with those assets into new type servicing assets.

        (d) Management does not believe this statement will have any material effect on future issues.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Shareholders and Board of Directors
C B & T, Inc.
McMinnville, Tennessee


     We have audited the accompanying consolidated balance sheets of C B & T, Inc. (the "Corporation") and its wholly-owned subsidiary, principally City Bank & Trust Company (the "Bank"), as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, shareholders' equity and cash flows of C B & T, Inc. and subsidiaries for the year ended December 31, 1994 were audited by other auditors whose report dated January 18, 1995, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are free of material misstatement.   An audit includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   We believe that our audits provide  a
reasonable basis for our opinion.

      In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of C B & T, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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





Nashville, Tennessee
January 17, 1997

                          C B & T, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                            DECEMBER 31, 1996 AND 1995

                     (Dollars in Thousands, Except Share Data)



                                                     1996           1995

ASSETS
Cash and due from banks                        $    7,021     $    8,596
Federal funds sold                                  1,175          4,700
Investment securities - Note 2                    102,070         97,643
Loans,  net  of  unearned  income   and
        allowance for possible
        loan losses - Notes 3 and 4               142,096        136,539
Interest receivable                                 3,116          3,061
Bank premises and equipment, at cost
     less allowance for depreciation                2,333          2,131
     Note 5
Other assets - Notes 6 and 13                       3,648          3,212


TOTAL ASSETS                                     $261,459       $255,882

LIABILITIES
Deposits:
     Noninterest-bearing deposits               $  28,178      $  28,174
     Interest-bearing deposits
     (including certificates of
     deposit  over  $100: 1996-                   189,379        185,083
     $28,943; 1995 - $27,287) - Note 7
                                                  217,557        213,257

Securities  sold  under  agreements  to             1,362
     repurchase - Note 8
Accounts     payable    and     accrued             1,637          1,349
     liabilities - Note 13
Interest payable                                    1,460          1,329
Federal  Home  Loan Bank  borrowings-
     Note 9                                         7,203          9,226

TOTAL LIABILITIES                                 229,219        225,161

COMMITMENTS AND CONTINGENCIES  -  Notes
     10, 11 and 17

SHAREHOLDERS' EQUITY - Note 14
     Common    stock,   $2.50   par   value,
     authorized 1,000,000
     shares;  issued  331,814  shares,
     including 67,229 treasury shares
     in 1996 and 62,147 treasury shares               830            830
     in 1995
Additional paid-in capital                          5,000          5,000
Retained earnings - Note 15                        31,179         28,815
Net   unrealized  gains   (losses)   on
     available-for-sale securities,
     net of deferred income taxes  of:
     1996 - $397;
     1995 - $559 - Note 2                             647            912

                                                   37,656         35,557
Less cost of treasury shares                      ( 5,416)       ( 4,836)


TOTAL SHAREHOLDERS' EQUITY                         32,240         30,721

TOTAL   LIABILITIES  AND  SHAREHOLDERS'          $261,459       $255,882
     EQUITY




See accompanying notes to consolidated financial statements.

                          C B & T, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     (Dollars in Thousands, Except Share Data)




                                              1996       1995      1994

INTEREST INCOME
Interest and fees on loans                  $13,657    $13,021    $11,196
Interest on investment securities:
    Taxable interest                          4,772      4,952      5,857
    Tax-exempt interest                       1,336      1,180      1,460

                                              6,108      6,132      7,317

Other interest income                           280        301         59

TOTAL INTEREST INCOME                        20,045     19,454     18,572



INTEREST EXPENSE
Interest on deposits                          8,372      8,069      6,712
Interest on other borrowed funds - Note 8        46         56         64
Interest on long-term debt - Note 9             412        593        475

TOTAL INTEREST EXPENSE                        8,830      8,718      7,251

NET INTEREST INCOME                          11,215     10,736     11,321
Provision for possible loan losses - Note 4     628        376        330

NET  INTEREST  INCOME AFTER  PROVISION  FOR
POSSIBLE LOAN LOSSES                         10,587     10,360     10,991

NONINTEREST INCOME
Service charges on deposit accounts           1,211      1,064        993
Other service charges, commissions and fees     333        310        214
Net    realized   losses   on    investment
     securities                               (  22)     (  14)     ( 308)

Other income                                    536        456        441

TOTAL NONINTEREST INCOME                      2,058      1,816      1,340


NONINTEREST EXPENSES
Salaries  and employee benefits-Notes 12      3,772      3,540      3,317
     and 18
Net occupancy expense                           306        283        275
Furniture and equipment expense                 812        764        651
Deposit insurance premium                         2        242        477
Directors deferred compensation expense         249        235        156
Other expenses                                1,531      1,257      1,251

TOTAL NONINTEREST EXPENSES                    6,672      6,321      6,127


INCOME BEFORE PROVISION FOR INCOME TAXES      5,973      5,855      6,204
Provision for income taxes - Note 6           1,856      1,788      1,944

NET INCOME                                  $ 4,117    $ 4,067    $ 4,260


Weighted average number of shares           267,865    271,150    296,456
     outstanding
Per share of Common Stock:
     Net income                             $ 15.37   $  15.00  $   14.37







See accompanying notes to consolidated financial statements.

                        C B & T, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                   (Dollars in Thousands, Except Share Data)










                                                       Net
                                                    Unrealized
                                                      Gains
                                   Addit-           (Losses)on
                                   ional            Available-
                     Common Stock  Paid-in Retained For-Sale  Treasury
                    Shares  Amount Capital Earnings Securities Shares Total

BALANCE-JANUARY 1,  331,814  $830  $5,000   $22,952  $     - ($  217) $28,565
    1994
Cumulative effect
    change in
    accounting
    principle,net
    of $1,232
    deferred income
    taxes - Note 1        -     -       -          -   2,011       -    2,011
Net income for 1994       -     -       -      4,260       -       -    4,260
Cash dividends
    declared, $4.10
    per share             -     -       -  (   1,239)      -       - (  1,239)
Purchase ofoutstand-
    ing Common Stock      -     -       -          -       - ( 4,332)(  4,332)
Net change in un-
    realized gains
    (losses) on
    available-for-
    sale securities,
    net  of  $1,635
    deferred income
    taxes                 -     -       -          - ( 2,668)      - (  2,668)
BALANCE-DECEMBER
    31, 1994        331,814   830   5,000     25,973 (   657)( 4,549)  26,597

Net income for 1995       -     -       -      4,067       -       -    4,067
Cash dividends
    declared, $4.50
    per share             -     -       -  (   1,225)      -       - (  1,225)
Purchase of out-
    standing Common
    Stock                 -     -       -          -       -    (287)    (287)
Adjustment to account
    for transfer of
    securities from
    held-to-maturity
    to available-for-
    sale, net of
    deferred  income
    taxes-Note 1          -     -       -          -     375       -      375
Net change in un-
    realized gains
    (losses) on
    available-for-
    sale securities,
    net of $732
    deferred income
    taxes                 -     -       -           -  1,194       -    1,194
BALANCE-DECEMBER 31,
    1995            331,814   830   5,000      28,815    912 ( 4,836)  30,721


Net income for 1996       -     -       -       4,117      -       -    4,117
Cash dividends
    declared, $6.50
    per share             -     -       -   (   1,753)     -       - (  1,753)
Purchase of out-
    standing Common
    Stock                 -     -       -           -      - (   580) (   580)
Net change in un-
    realized gains
    (losses) on
    available-for-
    sale securities,
    net   of   $162
    deferred income
    taxes                 -     -       -           - (  265)      -  (   265)
BALANCE-DECEMBER
    31, 1996       $331,814  $830  $5,000     $31,179   $647 $(5,416) $32,240








See accompanying notes to consolidated financial statements.

                          C B & T, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              (Dollars in Thousands)



                                              1996      1995      1994

OPERATING ACTIVITIES
Net income for the year                     $ 4,117    $ 4,067   $ 4,260
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Stock dividend                               (   82)    (   79)   (   52)
Provision for possible loan losses              628        376       330
Provision   for  depreciation   and
   amortization                                 531        481       415
Amortization of investment security
   premiums, net of accretion of
   discounts                                 (    3)        11         -
Net realized losses on investment
   securities                                    22         14       308
Net loss on the disposal of fixed
   assets                                         -          4         -
Deferred income taxes                        (   51)    (  107)   (  114)
Increase in interest receivable              (   55)    (  119)   (   90)
Increase in interest payable                    131        441       146
Decrease (increase) in other assets             102     (   40)   (  415)
Increase in other liabilities                   287        203        57
Other, net                                        -          -       251


NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                5,627      5,252     5,096

INVESTING ACTIVITIES
Purchases of investment securities          (54,964)   (23,970)  (36,893)
Proceeds from sale of investment
    securities                               17,254     22,537    21,346
Proceeds from maturities, calls and
    principal collections of
    investment securities                    32,838     16,615    18,680
Net increase in loans                       ( 6,185)   (10,778)  (12,304)
Net purchases of premises and equipment     (   731)   (   245)  (   654)
Increase in cash value of life insurance    (   244)   (   179)  (   184)


NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                    (12,032)     3,980   (10,009)

FINANCING ACTIVITIES
Net increase in noninterest-bearing
    and interest-bearing deposits             4,300        436     3,422
Net  cash  provided  by  securities
    sold under agreements to repurchase       1,362          -         -
Net increase (decrease) in federal
    funds purchased                               -    ( 5,700)    5,700
Cash dividend                               ( 1,753)   ( 1,225)  ( 1,239)
Purchase of outstanding common stock        (   580)   (   287)  ( 4,332)
Proceeds from long-term debt                    993      4,000       639
Repayments of long-term debt                ( 3,017)   ( 2,594)  (   547)


NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                      1,305    ( 5,370)    3,643

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                        ( 5,100)     3,862   ( 1,270)

CASH AND CASH EQUIVALENTS-
    BEGINNING OF YEAR                        13,296      9,434    10,704

CASH AND CASH EQUIVALENTS-
    END OF YEAR                               8,196     13,296     9,434

Supplemental  disclosures  of  cash
    flow information:
    Cash paid during the year for:
        Interest expense                     $8,699     $8,281    $7,105
        Income taxes                          2,105      1,753     2,189


See accompanying notes to consolidated financial statements.

                        C B & T, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1996



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

     CBT Realty, Inc., a wholly-owned subsidiary of the Corporation, was formed for the purpose of holding and disposing of real estate acquired through foreclosure.

     During 1996, the Corporation formed CBT Insurance, Inc., a wholly-owned subsidiary of the Corporation, for the purpose of selling insurance services.

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

     Cash and Due from Banks
     Reserve requirements amounted to approximately $1.4 million at December 31, 1996 and 1995.

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

    On November 15, 1995, the Financial Accounting Standards Board issued a guide for the implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at November 15, 1995 and until December 31, 1995, and account for any resulting changes in classifications as a transfer. Changes in classification from the held-to-maturity category that result from this one-time reassessment did not call into question the intent of a bank to hold other debt securities to maturity in the future. As a result of this one-time reassessment, on November 30, 1995, the Bank transferred securities with a book value of approximately $42.8 million and related unrealized gains and losses of approximately $0.8 million and $0.2 million, respectively (net unrealized gain of approximately $0.6 million), from held-to-maturity to available-for-sale.

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Investment Securities (Continued)
 Trading Securities
 Debt and equity securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are recognized currently.

 Securities Held-to-Maturity
 Debt securities which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

 Securities Available-for-Sale
 Securities  not  classified  as  trading  or  held-to-maturity   are
 classified as available-for-sale. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are netted and reported as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

 Restricted Equity Securities
 Federal Home Loan Bank and First Community L.P. stock are classified as a restricted equity security and included in other assets.

 Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

 Loans
 Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans. Loan origination fees and certain related direct costs are deferred and recognized as an adjustment of the yield on the interest method. Interest on commercial loans and real estate mortgage loans is recognized as income based on the daily loan principal amounts outstanding. Interest on direct and indirect installment loans is recognized using the interest method or the Rule of 78's method which provides substantially the same results as the interest method.

 Effective January 1, 1995, the Corporation and the Bank adopted Statement of Financial Accounting Standards No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan". SFAS 114 establishes the accounting by creditors for impairment of a loan by specifying how allowances for possible loan losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment. Loans collateralized by one-to-four family residential properties, consumer installment loans and credit card loans are considered smaller-balance homogeneous loans.

 When a loan is impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. Interest accruals on impaired loans are discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

                       C B & T, INC. AND SUBSIDIARIES

                            DECEMBER 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 Income Taxes
 The Corporation and its subsidiaries file a consolidated federal income tax return.

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

 Reclassification
 Certain  amounts  have  been  reclassified  in  the  1995  and   1994
 consolidated   financial   statements  to   conform   to   the   1996
 presentation.

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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



NOTE 2 - INVESTMENT SECURITIES

 The following tables reflect the amortized cost, estimated fair values and gross unrealized gains and losses of debt securities held at December 31, 1996 and 1995:

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains       Losses       Value

                                           (Dollars in Thousands)

  1996
  Available-for-sale securities:
    U.S. Government and
    agency securities          $ 44,058    $     387    $      58   $ 44,387
    Mortgage-backed securities   16,029          118          156     15,991
    State   and   municipal
    securities                   27,939          741           48     28,632
    Corporate debt securities    13,000           70           10     13,060


                               $101,026   $    1,316     $    272   $102,070


  1995
  Available-for-sale securities:
    U.S. Government and
    agency securities          $ 47,615   $      809     $    196   $ 48,228
    Mortgage-backed securities   16,835          172          218     16,789
    State and municipal
    securities                   22,331          836           26     23,141
    Corporate debt securities     9,391           97            3      9,485



                               $ 96,172   $    1,914     $    443   $ 97,643


 No investment securities were required to be written down pursuant to any other than temporary declines in fair value in 1996, 1995 or 1994.

                        C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1996



NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

 The amortized cost, estimated fair value and weighted yields of debt securities at December 31, 1996, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are included in the schedule below based on the final stated maturities which are consistent with the remaining portfolio. For tax-exempt obligations, the yields are shown on a fully taxable basis assuming a 34% tax rate.


                                  Amortized      Fair         Yield
                                    Cost         Value     (unaudited)

                                         (Dollars in Thousands)


  U.S. Government and agency
      securities:
      Within one year             $  9,501     $  9,542         6.40%
      After one but within five
      years                         30,601       30,873         6.65%
      After five but within ten
      years                          3,956        3,972         7.71%
  Mortgage-backed securities:
      Within one year                  423          434         8.35%
      After one but within five
      years                          1,151        1,183         8.27%
      After five but within ten
      years                         10,599       10,628         7.03%
      After ten years                3,856        3,746         6.08%
  States and political sub-
      divisions:
      Within one year                2,217        2,223         6.40%
      After one but within five
      years                         11,644       12,125         8.71%
      After five but within ten
      years                          6,065        6,265         8.28%
      After ten years                8,013        8,019         7.68%
  Other investments:
      Within one year               11,410       11,464         6.17%
      After one but within five
      years                          1,590        1,596         6.20%


                                  $101,026     $102,070



                                       1996        1995         1994
                                         (Dollars in Thousands)

  Proceeds from sales of
  investment securities               $17,254     $22,537      $21,346

  Gross realized gains                $    19     $    70      $    47
  Gross realized losses                    41          84          355


  Investment securities gain
  (losses), net                      ($    22)   ($    14)    ($   308)

 Securities carried at $22 million and $21 million at December 31, 1996 and 1995, respectively (fair value: 1996 - $22.7 million; 1995 - $21.4 million), were pledged to secure deposits or for other purposes as required or permitted by law.

 At December 31, 1996, the Corporation did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 3 - LOANS

 The following is a summary by category of loans outstanding as of December 31, 1996 and 1995:

                                                      1996        1995
                                                   (Dollars in Thousands)

  Commercial, financial and agricultural          $  13,574    $  17,558
  Real estate - construction                          2,903        2,552
  Real estate - mortgage                             96,326       89,566
  Installment                                        32,073       30,717
  Lease financing                                        68           84
                                                    144,944      140,477
  Less:
      Unearned income                            (      917)  (    2,074)
      Allowance for possible loan losses         (    1,931)  (    1,864)


                                                 $  142,096    $ 136,539

  A summary of loan maturities as of December
      31, 1996 and 1995 follows:

  Fixed Rate Loans
      Due in one year or less                    $   31,155    $  33,365
      Due after one year                             81,703       76,616
      Due after five years                            7,957        8,111


                                                 $  120,815    $ 118,092

  Floating Rate Loans
      Due in one year or less                    $   19,222    $  17,027
      Due after one year                              4,525        5,064
      Due after five years                              382          294

                                                 $   24,129    $  22,385

 Directors, executive officers or principal holders of equity securities (and their associates, including organizations of which such person is a general partner or in which such person holds a ten percent or more ownership) of the Corporation and/or the Bank were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. The following is a summary of the changes in related party loans in 1996 and 1995.

                                                       1996        1995
                                                    (Dollars in Thousands)

  Balance - beginning of year                         $3,524      $3,580

  New loans made or additions to existing
      loans                                            2,365       1,710
  Repayments                                        (  2,391)   (  1,766)

  Balance - end of year                               $3,498      $3,524

 These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 3 - LOANS (CONTINUED)

 Impaired loans generally include nonaccrual loans, loans past due 90 days or more and still accruing interest, loans identified as non-performing on the Bank's problem loan list, and all loans restructured in a troubled debt restructuring subsequent to the adoption of SFAS No. 114. There have been no loans restructured under troubled debt restructuring since the adoption of SFAS No. 114.

 The   following  loans  have  been  identified  as   impaired   in
 accordance with the provisions of SFAS Statement No. 114 as of December 31:

                                                   1996        1995
                                               (Dollars in Thousands)


  Loans accounted for on a nonaccrual basis $ 119 $ 19 Loans contractually past due ninety days or more as to interest or
      principal payments                            851         379
  Loans identified as non-performing on the
      Bank's problem loan list                      310           -

                                                $ 1,280     $   398

 As of December 31, 1996 and 1995, losses on impaired loans were adequately provided in accordance with SFAS No. 114. The average recorded investment in impaired loans during the year ended
 December  31,  1996  was  approximately  $1,296,000  ($403,000  in
 1995).

 During  1996,  the  Bank recognized interest  income  on  impaired loans of $95,000, which included $89,000 of cash payments received. Interest income in the amount of $19,000 was recognized for cash payments received in 1995.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

 Changes in the allowance for possible loan losses follow:

                                        1996        1995          1994

                                            (Dollars in Thousands)

  Balance - beginning of year          $1,864      $1,733        $1,601
  Provision  charged to  operating
      expenses                            628         376           330

                                        2,492       2,109         1,931

  Amount charged off                  (   639)    (   339)     (    343)
  Recoveries                               78          94           145

  Net loans charged off               (   561)    (   245)     (    198)


  Balance - end of year                $1,931      $1,864       $ 1,733

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES (CONTINUED)

 It is management's opinion that the allowance was adequate at December 31, 1996 and 1995, based on conditions reasonably known to management. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

 For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum amount allowable by the Internal Revenue Code.



NOTE 5 - PREMISES AND EQUIPMENT

 Premises and equipment consist of the following at December 31:

                                                    1996        1995
                                                (Dollars in Thousands)

  Land                                           $   208     $   208
  Buildings                                        1,732       1,489
  Fixtures and equipment                           3,777       3,352
                                                   5,717       5,049

  Less allowances for depreciation              (  3,384)   (  2,918)


                                                 $ 2,333     $ 2,131

 The provision for depreciation of premises and equipment amounted to $531,000 for 1996, $481,000 for 1995, and $415,000 for 1994.



NOTE 6 - INCOME TAXES

 The provisions for income taxes consist of the following:
                                             1996      1995      1994
                                              (Dollars in Thousands)
  Current:
      Federal                              $ 1,536   $ 1,526   $ 1,756
      State                                    371       369       425

  Total current                              1,907     1,895     2,181

  Deferred:
      Federal                             (     43) (     91) (    204)
      State                               (      8) (     16) (     33)

  Total deferred                          (     51) (    107) (    237)

  Total provision for income tax            $1,856    $1,788    $1,944

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 6 - INCOME TAXES (CONTINUED)

 The deferred tax effects of principal temporary differences are shown in the following table:

                                                    1996          1995
                                                  (Dollars in Thousands)


  Deferred tax assets:
      Deferred benefit plan liability            $    400      $    315
      Allowance for possible loan losses              335           309
      Leases                                            2             3
      Premises and equipment                            -             7
  Total deferred tax assets                           737           634

  Deferred tax liabilities:
      Premises and equipment                           21             -
      Stock dividends received                         84            53
      Net  unrealized  gain  on
      available-for-sale securities                   397           559
  Total deferred tax liabilities                      502           612


  Net deferred tax asset                         $    235     $      22

 A  reconciliation of total income taxes reported with the amount of  income  taxes  computed at the federal statutory  rate  (34%
 each year) follows:

                                                1996      1995      1994
                                                 (Dollars in Thousands)

  Tax expense at statutory rates               $2,031    $1,991    $2,109
  Increase (decrease) in taxes
      resulting from:
      Nondeductible interest expense               57        54        55
      Tax-exempt income                       (   474)  (   413)  (   509)
      Tax  effect of state income taxes           239       232       259
      Other -net                                    3   (    76)       30


                                               $1,856    $1,788    $1,944



NOTE 7 - DEPOSITS

 The   following   is  a  detail  of  the  maturity   ranges   of
 certificates of deposit of $100,000 or more as of December 31, 1996 and 1995:

                                                     1996        1995
                                                   (Dollars in Millions)

  Under 3 months                                    $  7.4     $  6.0
  3 to 6 months                                        7.0        7.8
  6 to 12 months                                      10.8        6.9
  Over 12 months                                       3.7        6.6

                                                    $ 28.9     $ 27.3

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 7 - DEPOSITS (CONTINUED)

 Deposits from related parties amounted to $3.8 million at December 31, 1996 and $4.5 million at December 31, 1995.



NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

 For the year ended December 31, 1996, the average balance of federal funds purchased was $7,000 ($800,000 in 1995), and the average interest rate charged was 5.6% (6.5% in 1995). Unused lines of credit for short-term financing totaled $11 million at December 31, 1996 ($9 million at December 31, 1995).

 Securities sold under agreements to repurchase mature one business day following the transaction date. The securities sold represent investments which are registered to and under control of the Bank. For the year ended December 31, 1996, securities sold under agreement to repurchase averaged approximately $1,129,000. The average interest rate paid on such agreements during the year was
 4.00%,  and  the  maximum  month-end  balance  during  the  year  was
 $1,578,000. There were no securities sold under agreements to repurchase for the year ended December 31, 1995.



NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS

 The Bank has a line-of-credit under an agreement with the Federal Home Loan Bank of Cincinnati (FHLB). The purpose of the line is to hedge the interest rate on long-term lending. The Bank applied for and received various commitments under the agreement, with respect to which borrowings outstanding amounted to $7,203,000 at December 31, 1996 ($7,226,000 at December 31, 1995). Such borrowings mature in level monthly installments through 2013. All remaining commitments under this arrangement will contractually expire on March 5, 1997.

 The advances accrue interest at a fixed rate which is determined when the advance is made. The weighted average rate on all such borrowings drawn to date is 6.04%.

 In March, 1995, pursuant to its Blanket Agreement for advances and security agreement with the Federal Home Loan Bank, the Bank obtained an additional advance in the amount of $4,000,000 with the interest rate based on the London Inter-Bank Offering Rate ("LIBOR-Based Advance"). The Bank made one prepayment during the year against this borrowing in the amount of $2,000,000 and retired the balance of $2,000,000 in January 1996.

 The FHLB requires the Bank to maintain FHLB stock and obligations of the United States of America, obligations fully guaranteed by the
 United  States  of  America,  or other  securities  approved  by  and delivered to the FHLB as collateral for such borrowings. The carrying value of the collateral securing the advances at December 31, 1996 and 1995, was as follows:

                                             1996        1995
                                          (Dollars in Thousands)

  FHLB stock                              $ 1,227     $  1,144
  U.S. Government agency securities         8,500       10,753

                                         $  9,727      $11,897

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996


NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS (CONTINUED)

 During each twelve month period, the Bank has the option of making one partial prepayment of principal without a prepayment fee. The remaining principal balance of all advances outstanding as of December 31, 1996, matures as follows:

     Year ending December 31,                           Amount
                                                (Dollars in Thousands)

              1997                                       $750
              1998                                        781
              1999                                        811
              2000                                        845
              2001                                        883
              Thereafter                                3,133

                                                       $7,203



NOTE 10 - LEASES

 The Corporation and the Bank are obligated for rental payments under various operating leases. All building leases have renewal options available. There are no contingent rental clauses in any of the leases.

 Total rental expense incurred under all operating leases amounted to $70,000 in 1996 ($72,000 in 1995 and $75,000 in 1994).

 Future minimum rental commitments as of December 31, 1996 for all noncancellable operating leases with initial or remaining terms of one year or more are as follows:

       Year ending December 31,                       Amount
                                              (Dollars in Thousands)

               1997                                    $85
               1998                                     67
               1999                                     55
               2000                                     55
               2001                                     31
               Thereafter                               56

               Total future minimum lease payments    $349




NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE   11   -   FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE-SHEET   RISK
(CONTINUED)

 Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

                                            Contract or
                                          Notional Amount
                                       (Dollars in Thousands)

  Financial instruments whose contract
  amounts represent credit risk at
  December 31, 1996:
      Commitments to extend credit                 $23,793
      Standby letters of credit                        107

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



NOTE 12 - DEFINED CONTRIBUTION PLAN

 The Bank sponsors an employees' Thrift Plan (the "Plan"), which encourages employees (Participants) to set aside a percentage of their earnings in an account to provide a source of income for their retirement. The Plan has been amended and restated since its initial adoption to comply with tax law changes, add a 401(k) provision, clarify the definition of compensation and reflect participants' ability to direct investments.

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

            Years of Employment             Percentage of Account
               at Termination                     Vested

                 Less than 3                         0%
                      3                             20%
                      4                             40%
                      5                             60%
                      6                             80%
               7 years or more                     100%

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 12 - DEFINED CONTRIBUTION PLAN (CONTINUED)

 The Bank contributes to the Plan a minimum of 1% of each Participant's compensation (compensation excludes bonuses and gifts). In addition, the Bank matches Participants' before-tax contributions up to 3% of each Participant's compensation whenever Bank profits are deemed adequate by the Board of Directors. Plan Participants may contribute before-tax dollars, up to 15% of their annual compensation, to the 401(k) Plan (to a maximum contribution of $9,500, indexed by the rate of change in inflation, per calendar year subject to overall IRS limitations). These contributions will be tax-deferred, within limits prescribed by the Plan. Plan Participants may also make voluntary after-tax contributions of up to 10% of their compensation to the Plan. The fund earnings to their Individual Account are also tax-deferred.

 The contributions are invested in a Trust fund managed by the Bank's Trust Department and from which benefits are distributed. As of December 31, 1996, 98 persons (95 in 1995 and 104 in 1994) were participating in the Plan, and the Bank's annual contribution amounted to $103,000 ($98,000 in 1995 and $88,000 in 1994). Total
 salaries of Participants during 1996 were $2,664,000 ($2,521,000 in 1995 and $2,535,000 in 1994). The Bank contributed approximately 3.87% of Participants' salaries in 1996 (3.89% in 1995 and 3.47% in 1994).



NOTE 13 - DEFERRED COMPENSATION PLAN

 In 1988, the Bank entered into nonqualified deferred compensation agreements with certain of its directors. There are presently eleven directors and two former directors included in the group which, when certain conditions are met, will be paid monthly benefits of varying amounts for up to 180 months. Upon retirement on or after normal retirement age, benefits will be paid to the covered person or his beneficiary, in case of the director's death, for the maximum term of 180 months. If the director retires for any other reason, the benefits will be reduced pro rata based on the length of time the director was included in the plan.

 In accordance with generally accepted accounting principles, the Bank has recorded a liability in the amount of the present value of an investment necessary to amortize the future liability over the years the services are rendered. The amount charged to expense for 1996 was $226,000 ($201,000 in 1995 and $156,000 in 1994).

 The Bank has chosen to fund the obligation by purchasing and owning life insurance contracts, naming the Bank as beneficiary, on each participating director. The value of the contracts is carried as an asset of the Bank as follows:

                                                1996           1995
                                               (Dollars in Thousands)

  Value of contracts-beginning of year         $1,241         $1,062
  Increase in surrender value                     244            221
  Redemption of policy                              -        (    42)


  Value of contracts - end of year             $1,485         $1,241

  Liabilities for contracts-beginning of year  $  831        $   687

  Increase in liabilities recognized as
      expense for the year                        235            201
  Distribution to resigning director                -        (    47)
  Payment of benefits                         (    12)       (     6)
  Other                                             -        (     4)


  Liabilities for contracts - end  of year     $1,054        $   831
  year

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 14 - REGULATORY MATTERS

 The Corporation and the Bank are subject to various federal and state regulatory capital requirements. Failure to meet capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the Corporation and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank are required to meet specific capital adequacy guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

 As of December 31, 1996 and 1995, the Corporation and the Bank both had ratios which exceeded the regulatory requirement to be classified as " well capitalized" under the regulatory framework for prompt corrective action. As of December 31, 1994, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

 The Corporation's and the Bank's risk-based capital and related ratios as of December 31, 1996 and 1995 are as follow:

                                                               Capitalized
                                                               Under Prompt
                                           For Capital         Corrective
                                           Adequacy            Action
                            Actual         Purposes:           Provisions:

                         Amount  Ratio     Amount  Ratio       Amount  Ratio

                                      (Dollars in Thousands)
  As of December 31, 1996

  Total Capital (to Risk
     Weighted Assets):
     Consolidated       $33,436   22.7%    $11,789   8.0%     $14,736   10.0%
     Bank               $33,356   22.7%    $11,731   8.0%     $14,664   10.0%

  Tier 1 Capital (to
     Risk Weighted
     Assets):
     Consolidated       $31,593   21.4%    $ 5,895   4.0%     $ 8,843    6.0%
     Bank               $31,522   21.5%    $ 5,865   4.0%     $ 8,798    6.0%


  Tier 1 Capital (to
  Average Assets):
     Consolidated       $31,593   12.2%    $10,370   4.0%     $12,963    5.0%
     Bank               $31,522   12.2%    $10,367   4.0%     $12,959    5.0%


  As of December 31, 1995

  Total Capital (to Risk
     Weighted Assets):
     Consolidated       $31,582   22.3%    $11,341   8.0%     $14,176   10.0%
     Bank               $31,506   22.4%    $11,268   8.0%     $14,085   10.0%


  Tier 1 Capital (to
  Risk Weighted Assets):
     Consolidated       $29,809   21.0%    $ 5,670   4.0%     $ 8,505    6.0%
     Bank               $29,744   21.1%    $ 5,634   4.0%     $ 8,451    6.0%


  Tier 1 Capital (to
  Average Assets):
     Consolidated       $29,809   11.9%    $10,036   4.0%     $12,545    5.0%
     Bank               $29,744   11.9%    $10,034   4.0%     $12,543    5.0%

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 15 - DIVIDEND AND NET ASSET RESTRICTIONS

 Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its shareholders and for other working capital needs. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Bank.



NOTE 16 - RELATED PARTY TRANSACTIONS

 On June 30, 1994 the Corporation redeemed 42,457 shares of outstanding common stock from a shareholder, who was the Chairman of the Board, and his associates for $4,005,817, or $94.35 per share.



NOTE 17 - SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

 The Bank grants agribusiness, commercial and residential loans to customers primarily in Warren and DeKalb Counties, Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the agribusiness industry.



NOTE 18 - INCENTIVE BONUS PLAN

 In 1990, the Bank adopted an incentive bonus plan pursuant to which officers of the Bank receive, subject to an annual review and modification by the Bank's Board of Directors, a bonus determined by the Bank's performance as measured by its return on assets. For the year 1996, the bonus was $136,000 ($126,000 in 1995 and $116,000 in 1994).

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996


NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                          CONDENSED BALANCE SHEETS


                                                      1996         1995
                                                    (Dollars in Thousands)

  ASSETS
  Investment in bank subsidiary                     $32,169        $30,657
  Investment in non-bank subsidiaries                     6              -
  Other investments                                      69             69

                                                    $32,244        $30,726
  LIABILITIES
  Taxes payable                                     $     4        $     5

  SHAREHOLDERS' EQUITY
  Common stock, par value $2.50 per share,
      authorized 1,000,000 shares; issued
      331,814 shares, including 67,229
      treasury shares in 1996 (62,147
      treasury shares in 1995)                          830            830
  Additional paid-in capital                          5,000          5,000
  Retained earnings                                  31,179         28,815
  Net unrealized gains (losses) on
      available-for-sale securities, net of
      deferred income taxes of: 1996 - $397;
      1995 - $559                                       647            912

                                                     37,656         35,557
  Less cost of treasury shares                   (    5,416)    (    4,836)

                                                     32,240         30,721

                                                    $32,244        $30,726


                        CONDENSED STATEMENTS OF INCOME


                                                 1996      1995       1994
                                                  (Dollars in Thousands)

  INCOME:
  Dividends received - bank                     $2,306     $1,481    $5,449
  Other income                                      33         56        86

                                                 2,339      1,537     5,535

  EXPENSES:
  Professional fees                                  -          9         5

  Income before income tax allocation and
      equity in undistributed net income
      of subsidiary                              2,339      1,528     5,530

  Allocation of income taxes                         4          5        10


  INCOME BEFORE EQUITY IN UNDISTRIBUTED
      NET INCOME OF SUBSIDIARY                   2,335      1,523     5,520

  Net income of subsidiaries less
      distributions:
      Subsidiary bank                            1,778      2,544    (1,260)
      Non-bank subsidiaries
                                                     4          -         -


                                                 1,782      2,544    (1,260)

  NET INCOME                                    $4,117     $4,067    $4,260

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)




                     CONDENSED STATEMENTS OF CASH FLOWS



                                              1996       1995       1994
                                                (Dollars in Thousands)

  OPERATING ACTIVITIES:
  Net income                                 $4,117     $4,067     $4,260
  Adjustments to reconcile net income  to
       net cash provided by operating
       activities:
  Net income of subsidiaries less
       distributions:
       Subsidiary bank                      ( 1,778)   ( 2,544)     1,260
       Non-bank subsidiaries                (     4)         -          -
  Increase (decrease) in taxes payable            -    (    11)         9


  NET CASH PROVIDED BY OPERATING ACTIVITIES   2,335      1,512      5,529


  INVESTING ACTIVITIES
  Investment in non-bank subsidiaries      (      2)         -          -


  NET CASH USED IN INVESTING ACTIVITIES    (      2)         -          -


  FINANCING ACTIVITIES:
  Purchase of outstanding common stock     (    580)   (   287)   ( 4,332)
  Cash dividends                           (  1,753)   ( 1,225)   ( 1,239)


  NET CASH USED IN FINANCING ACTIVITIES    (  2,333)   ( 1,512)   ( 5,571)


  INCREASE (DECREASE) IN CASH                     -          -    (    42)


  CASH - BEGINNING OF YEAR                        -          -         42


  CASH - END OF YEAR                        $     -     $    -     $    -

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair value estimates made as of December 31, 1996 and 1995 are based on relevant market information about the financial instruments. These estimates do not reflect any premiums or discounts that could result from offering for sale at one time the Corporation's or the Bank's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the
 estimates.   In  addition,  the  tax  ramifications  related  to  the
 realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

 The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

 Cash and Cash Equivalents -- The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.

 Securities Available-for-Sale -- Fair values were based on quoted market prices available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

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

 Deposit Liabilities -- The fair value of deposits with no stated maturity, was, by definition, equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using discount rates equal to interest rates offered at the valuation date for deposits of similar remaining maturities.

 Short-Term Borrowings -- The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, if any, are considered to approximate their fair values.

 The estimated fair values of financial instruments are as  follows:


                               December 31, 1996         December 31, 1995
                               Carrying     Fair         Carrying    Fair
                                Amounts    Values         Amounts   Values
                                        (Dollars in Thousands)

 Financial Assets
    Cash and cash equivalents   $  8,196  $  8,196       $ 13,296  $ 13,296
    Securities available-
        for-sale                 102,070   102,070         97,643    97,643
    Loans, net of allowance
    for possible loan losses     142,096   141,754        136,539   138,329
    Accrued interest receivable    3,116     3,116          3,061     3,061


  Financial Liabilities
    Deposits                     217,557   217,701        213,257   213,114
    Long-term debt                 7,203     6,755          9,226     8,843
    Short-term borrowings          1,362     1,362              -         -
    Accrued interest payable       1,460     1,460          1,328     1,328

                       C B & T, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DECEMBER 31, 1996



NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

 At December 31, 1996 and 1995, the Bank had commitments to extend credit and outstanding standby letters of credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair market value.

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



NOTE 21 - QUARTERLY RESULTS OF OPERATIONS

 The following is a summary of the unaudited consolidated quarterly results of operations:

                            First    Second    Third     Fourth
                            Quarter  Quarter   Quarter   Quarter    Total
                              (Dollars in Thousands Except Share Data)

  1996
  Interest income           $4,929   $5,026    $5,049    $5,041    $20,045
  Interest expense           2,205    2,174     2,206     2,245      8,830

  Net interest income        2,724    2,852     2,843     2,796     11,215
  Provision for possible
      loan losses               93       85       123       327        628
  Noninterest expenses, net
      of noninterest income    992    1,136     1,037     1,449      4,614
  Income before income taxes 1,639    1,631     1,683     1,020      5,973
  Income taxes                 519      512       533       292      1,856

  Net income                $1,120   $1,119    $1,150    $  728    $ 4,117

  Earnings per share        $ 4.15   $ 4.15    $ 4.35    $ 2.72    $ 15.37


                             First   Second    Third     Fourth
                            Quarter  Quarter   Quarter   Quarter   Total

  1995
  Interest income           $ 4,667  $ 4,899   $ 4,931   $ 4,957   $19,454
  Interest expense            2,073    2,175     2,238     2,232     8,718

  Net interest income         2,594    2,724     2,693     2,725    10,736
  Provision for possible
      loan losses                90       71        99       116       376
  Noninterest expenses, net
      of noninterest income   1,057    1,203       938     1,307     4,505

  Income before income taxes  1,447    1,450     1,656     1,302     5,855

  Income taxes                  459      427       569       333     1,788

  Net income                $   988  $ 1,023   $ 1,087   $   969   $ 4,067


  Earnings per share        $  3.63  $  3.76   $  4.01   $  3.60   $ 15.00

                       C B & T, INC. AND SUBSIDIARIES



Table 1  --    Distribution  of Assets, Liabilities and  Shareholders'
               Equity, Interest Rates and Interest Differential


                                                     1996
                                      Average      Interest    Interest
                                      Balance    Income/Expense  Rate
                                           (Dollars in Thousands)

ASSETS
  Bank interest-bearing deposits    $     62      $       5      8.06%
  U.S. Treasury securities            18,221          1,284      7.05%
  U.S. Government agencies and
      Corporations                    43,377          2,797      6.45%
  Securities of States and
      Political Subdivisions          24,765          2,024 *    8.17%
  Other investments                   11,212            691      6.16%
  Federal funds sold                   5,199            275      5.29%
  Loans, net                         138,511         13,657      9.86%
        TOTAL EARNING ASSETS         241,347        $20,733      8.59%
  Cash and due from banks              6,855
  Other assets                         9,148
        TOTAL ASSETS                $257,350

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
      NOW accounts                  $ 24,158      $     588      2.43%
      Money market deposit accounts   18,333            574      3.13%
      Savings                         30,530            904      2.96%
      Time of $100M or more           27,186          1,543      5.68%
      Time--other                     88,563          4,763      5.38%
        TOTAL INTEREST-BEARING
        DEPOSITS                     188,770          8,372      4.44%
  Federal funds purchased              1,136             46      4.05%
  Long-term debt                       6,802            412      6.06%
        TOTAL INTEREST-BEARING
        LIABILITIES                  196,708      $   8,830      4.49%
  Demand deposits                     27,217
  Other liabilities                    3,498
      TOTAL LIABILITIES              227,423
  Shareholders' equity                29,927
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY          $257,350

  Spread between combined rates earned
  and combined rates paid*                                       4.10%

  Net yield on interest earning assets*                          4.93%

  *Taxable equivalent basis

      Year Ended December 31,
                1995                                     1994
    Average     Interest      Interest    Average     Interest     Interest
    Balance   Income/Expense    Rate      Balance   Income/Expense   Rate
        (Dollars in Thousands)                (Dollars in Thousands)


$       60     $       3       5.00%      $     80  $        3        3.75%
    20,465         1,451       7.09%        37,130       2,341        6.30%
    49,820         3,227       6.48%        55,107       3,419        6.20%
    21,454         1,788 *     8.33%        25,357       2,212 *      8.72%
     4,466           274       6.14%         1,862          97        5.21%
     5,070           297       5.86%         1,621          56        3.45%
   131,761        13,021       9.88%       117,160      11,196        9.56%
   233,096       $20,061       8.61%       238,317     $19,324        8.11%
     6,353                                   7,192
     8,880                                   8,524
  $248,329                                $254,033



  $ 23,758     $     660       2.78%      $ 24,244     $   651        2.69%
    18,990           593       3.12%        28,798         841        2.92%
    30,733         1,003       3.26%        36,519       1,102        3.02%
    23,622         1,348       5.71%        26,313       1,131        4.30%
    82,632         4,466       5.40%        73,940       2,987        4.04%
   179,735         8,070       4.49%       189,814       6,712        3.54%
       825            54       6.55%         1,350          64        4.74%
     9,907           593       5.99%         7,976         475        5.96%
   190,467        $8,717       4.58%       199,140      $7,251        3.64%
    27,013                                  24,500
     2,538                                   2,222
   220,018                                 225,862
    28,311                                  28,171

  $248,329                                $254,033


                               4.03%                                 4.47%

                               4.87%                                 5.07%

                     C B & T, INC. AND SUBSIDIARIES



Table 2 --Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential -- (Continued)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:



                                       1996 Compared to 1995
                                        Increase (Decrease)
                                     Volume      Rate       Net
                                       (Dollars in Thousands)
Interest Income
  Bank interest-bearing deposits   $      -     $    2     $    2
  Net Loans                             667    (    31)       636
  Taxable investment securities   (     576)   (    21)   (   597)
  Nontaxable investment securities*     276    (    40)       236
  Other securities                      414          3        417
  Federal funds sold                      8    (    30)   (    22)
    TOTAL INTEREST INCOME*         $    789    ($  117)    $  672


Interest Expense
  NOW accounts                     $    11    ($   83)   ($   72)
  Money market deposit accounts   (     21)         2    (    19)
  Savings                         (      7)   (    92)   (    99)
  Time deposits                        524    (    32)       492
  Federal funds purchased               20    (    28)   (     8)
  Long-term debt                  (    186)         5    (   181)
    TOTAL INTEREST EXPENSE         $   341    ($  228)    $  113



* Tax equivalent basis

The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

        1995 Compared to 1994                   1994 Compared to 1993
         Increase(Decrease)                      Increase (Decrease)

       Volume    Rate      Net                  Volume   Rate      Net
       (Dollars in Thousands)                   (Dollars in Thousands)

    ($      1)  $   1   $      -                $    -   $    1   $     1
        1,395     430      1,825                   619  (   346)      273
    (   1,379)    297  (   1,082)                  307  (   457) (    150)
    (     340) (   84) (     424)              (   212) (   230) (    442)
          136      41        177                    50  (     8)       42
          119     122        241               (    48)      15  (     33)
    ($     70)   $807   $    737                $  716  ($1,025) ($   309)



    ($     13)  $  22   $      9                $   60  ($   46)  $    14
    (     286)     38  (     248)              (    75) (    53) (    128)
    (     175)     76  (      99)              (    47) (    86) (    133)
          235   1,461      1,696                   163  (     3)      160
    (      25)     15  (      10)                   58        1        59
          116       2        118                   135  (     8)      127
    ($    148) $1,614     $1,466                  $294  ($  195)    $  99

                      C B & T, INC. AND SUBSIDIARIES



Table 3 --Summary of Loan Loss Experience


                                           Year Ended December 31,
                                     1996     1995    1994     1993    1992
                                             (Dollars in Thousands)

Balance at beginning of period      $1,864   $1,733  $1,601   $1,453  $1,191
Loans charged off:
   Commercial, financial, and
   agricultural                        170      128     129      143     116
   Real estate-mortgage                241       39      90       49     125
   Installment                         228      172     124      179     162

    TOTAL LOANS CHARGED OFF            639      339     343      371     403

Recoveries of loans previously charged off:
   Commercial, financial, and
   agricultural                         21       25      65        9      31
   Real estate--mortgage                17        5       3        9       3
   Installment                          40       64      77       70      66
    TOTAL RECOVERIES                    78       94     145       88     100
    NET LOANS CHARGED OFF              561      245     198      283     303

Additions to the allowance charged to
  operating expenses                   628      376     330      431     565
    BALANCE AT END OF PERIOD        $1,931   $1,864  $1,733   $1,601  $1,453



                                     1996     1995    1994     1993    1992
Ratio of net charge-offs (recoveries)
  during the periods to average loans
  outstanding                         .41%     .19%    .17%     .26%    .30%

                     C B & T, INC. AND SUBSIDIARIES



Table 4 --  Financial Ratios

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                            Year Ended December 31,
                                         1996       1995         1994
Percentage of net income to:
  Total average assets                   1.60       1.64         1.68
  Average shareholders' equity          13.76      14.37        15.12

Percentage of dividends declared per average
  Common share to net income
     per average Common Share           42.29      30.00        28.53

Percentage of average shareholders' equity
     to total average assets            11.63      11.40        11.09

                        C B & T, INC. AND SUBSIDIARIES



                SUMMARY OF CONSOLIDATED SELECTED FINANCIAL DATA


                                    1996     1995     1994     1993     1992
                                    (Dollars in Thousands - Except Per Share)

Interest Income                 $ 20,045  $ 19,454 $ 18,572 $  18,730 $ 18,955
Net interest income               11,215    10,736   11,321    11,578   10,463
Provision for possible loan losses   628       376      330       431      565
Income from continuing operations
  (net income)                     4,117     4,067    4,260     4,966    4,428
Total  assets                    261,459   255,882  254,973   247,524  239,626
Long-term  debt                    7,203     9,226    7,821     7,729      350
Per share data of Common Stock:
  Income from continuing
    operations (net income)        15.37     15.00    14.37     15.58    13.88
  Dividends                         6.50      4.50     4.10      3.95     3.00




COMMON STOCK MARKET PRICE INFORMATION

There is no established public trading market for the Corporation's common Stock and the stock is not traded on any securities exchange. There were approximately 632 shareholders of record of the Common Stock of the Corporation at December 31, 1996.

The price range of the known sales of the Common Stock of the corporation for 1996 and 1995 was a minimum of $76.00 to a maximum of $115.40 and a minimum of $93.10 to a maximum of $107.00 respectively.

The Corporation paid dividends of $6.50 per share in 1996 and $4.50 per share in 1995. The dividends were paid semiannually.

The Corporation expects to continue to pay regular semiannual cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

Our Commitment/Our Staff

Our staff is committed to providing quality professional service to all our customers in a very friendly way. . . we enjoy and take serious our job of serving our trade area well.

Shannon R. Adamson       Amy L. Green          Barbara L. Orrick
Donna L. Argo            Dana M. Green         Betty L. Parker
Judith E. Baker          N. Sue Grissom        J. Allan Parker
Teresa F. Black          Linda C. Hamilton     M. Lynn Parker
Joe N. Blanton           Lynne R. Hamrick      Christopher J.Patterson
Jean Bonner              Lisa C. Hash          Betty B. Prater
Demple L. Boyd           Shannon L. Haston     C. Tim Prater
Dean Brewer              C. Renee Hawkins      Sheryl L. Prater
Barbara J. Broussard     Nancy C. Hendrix      Linda P. Pritchett
Carole Ann Brown         Teresa A. Hennessee   Jane Ann Pryor
Jerry N. Brown           James H. Hillis       Rita M. Ramsey
Larry E. Brown           Lisa A. Hillis        Tammy R. Reynolds
Donna Bryant             Peggy D. Hillis       Nina J. Rhody
Terri L. Burnett         Kimberly N. Hobbs     Ella J. Richmond
Edmond D. Busic          Melissa A. Holland    V. Sue Roberts
Cheryl R. Byford         W. Ben Holland        Nancy A. Rogers
Janice M. Cantrell       M. Preston Huckeby    Marlene A. Sauer
Rhonda A. Carr           Vivian T. Johnson     Susan R. Seaborn
E. LeAnn Cartwright      Elaine C. Jones       Andrea R. Searcy
Lois B. Cates            Janice E. Jones       Tammy L. Sharpe
Dawn M. Christian        J. Gail Jones         Elizabeth P. Smith
Sherry A. Clendenon      Debbie T. Kell        Kenneth W. Smith
Angie D. Collins         Judye C. Killian      Amber S. Southard
Larry C. Crouch          Denise A. King        Sue J. Stewart
Lynette M. Curtis        Rhonda R. King        Shirley A. Stout
S. Lynn Daugherty        Regina L. Kirby       Starla A. Strickland
Barbara D. Davis         Cindy R. Lann         Tracie J. Tate
Susan R. Elliott         Glyna F. Lee          Johnny T. Taylor
Pam S. England           V. Lorrie Lee         Patricia A. Taylor
Donna D. Evans           Rosa Lee Madewell     Rayola M. Teal
V. Michele Fuston        Emogene R. Magness    Regina A. Templeton
Lisa G. Garrison         Danny L. Martin       Randall G. Tramel
Tanera L. Garrison       E. Ann Martin         Sandra A. Turner
Candace A. Gentry        E. Wayne Martin       Terry B. Vaughn
Diana L. George          Kenneth D. Martin     Nancy C. Wade
Doris A. Giles           Patty L. Mikes        Sharon E. West
Linda S. Gilley          Robert L. Miller      Tarron G. Williams
Deborah E. Glenn         Kimberly J. Mills     K. Dwayne Woods
Eric A. Golden           Lonnie D. Milstead    Heather B. Young
Jeffrey A. Golden        Melanie D. Nichols    Susan M. Young
Ronald D. Goodwin        Amanda J. Odom

THE CORPORATION

C B & T, INC. is a one-bank holding company incorporated in Tennessee and registered under the Bank Holding Company Act of 1956, offering a full line of traditional banking services through its wholly-owned subsidiaries, City Bank & Trust Company.

Chartered in 1912, City Bank & Trust Company provides the Warren and DeKalb County trade area with financial services including general, commercial and retail banking, personal and corporate trusts and financial management services. A total of six offices are located in McMinnville and one in Smithville. A cash machine is located at CYC, Inc. and a full service Automated Teller Machine provides service at Columbia River Park Hospital.

C B & T, INC. is subject to the regulatory authority of the Federal Reserve Board and the Securities and Exchange Commission. City Bank & Trust Company is subject to the regulating authority of the State of Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation.



                         CORPORATE INFORMATION


Corporate  Headquarters:   101 East Main  Street,  McMinnville,Tennessee 37110
                           1-888-473-2147 or (615) 473-2147

Annual Meeting:            April 8, 1997, 2:30 p.m
                           Director's Room, 2nd Floor, City Bank & Trust
                           Company Bldg.101  East  Main Street, McMinnville,
                           Tennessee 37110

Transfer Agent and
Registrar:                 City Bank & Trust Company
                           Stock Transfer Department
                           P.O. Box 100, McMinnville, Tennessee 37111

Legal Counsel:             B. Timothy Pirtle
                           3rd Floor, City Bank & Trust Company Building
                           101  East  Main Street, McMinnville,Tennessee 37110

Auditors/Tax Accountants:  Kraft  Bros., Esstman, Patton & Harrell, PLLC
                           Certified Public Accountants
                           Nashville, Tennessee 37219

FORM  10-K                 A  copy  of the Corporation's  1996 annual report
                           filed with the Securities and Exchange Commission on Form 10-K is available without charge. To obtain a 10-K report or any additional financial information, write or call Ann Martin, Secretary, C B & T, Inc.