Form 10-Q
period 1997-03-31
CB&T INC
filed 1997-05-06
CIK 357130

1

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                   March 31, 1997

[         ]   TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from   ____________________ _ to
                    _________________________________
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
  Yes   X        No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
  March 31, 1997   264,507   shares.


                     This filing contains 13 pages.

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                                  INDEX



  PART I. FINANCIAL INFORMATION                                       PAGE

          Item 1. Financial Statements                                  3

                  Consolidated Balance Sheets for the periods ended
                  March 31, 1997 and December 31, 1996
                  (Unaudited)                                           4

                  Consolidated Statements of Income for the three
                  (3) month period and year-to-date ended
                  March 31, 1997 and 1996, respectively
                  (Unaudited)                                           5

                  Consolidated Statements of Cash Flows for the year-to-date ended March 31, 1997 and 1996, respectively
                  (Unaudited)                                           6

                  Management's Statement                                7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8


  PART II.  OTHER INFORMATION                                          12

                  Signatures                                           13

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                      PART 1.  FINANCIAL INFORMATION



  Item 1.  Financial Statements

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                      McMinnville, Tennessee  37110
                       CONSOLIDATED BALANCE SHEETS


                                                   March 31,  December 31,
                                                     1997         1996
                                                   (Dollars in Thousands)
     ASSETS

  Cash and due from banks                            $9,441       7,021
  Federal funds sold                                  3,475       1,175
  Investment securities (amortized cost
    $98,341 and $101,026, respectively)              98,873     102,070
  Loans, net of unearned income and allowance
    for possible credit losses                      144,022     142,096
  Interest receivable                                 3,345       3,116
  Bank premises and equipment,
    less allowances for depreciation                  2,245       2,333
  Other assets                                        4,026       3,648
                                   TOTAL ASSETS    $265,427     261,459
                                                     ======      ======


      LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits:
  Non-interest bearing                              $28,910      28,178
  Interest-bearing deposits (other than time)        71,548      69,826
  Time deposits less than $100M                      90,993      90,610
  Time deposits of $100M or more                     29,818      28,943
                                  TOTAL DEPOSITS   $221,269     217,557
  Accounts payable and accrued liabilities            2,985       3,097
  FHLB borrowings                                     7,384       7,203
  Federal funds purchased/repurchase agreements       2,120       1,362
                               TOTAL LIABILITIES   $233,758     229,219

  SHAREHOLDERS' EQUITY:
  Common Stock of 2.50 par value:
  Authorized 1,000,000 shrs, issued 331,814 shrs
  including 67,307 and 67,229 Treasury shrs
  in March `97 and December `96, respectively        $  830         830
  Surplus                                             5,000       5,000
  Retained earnings                                  30,935      31,179
  Less cost of treasury shares                       (5,425)     (5,416)
  Net unrealized gains (losses) on available
  for sale securities, net of tax                       329         647
                      TOTAL SHAREHOLDERS' EQUITY    $31,669      32,240
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $265,427     261,459
                                                     ======      ======

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                       McMinnville, Tennessee  37110
                     CONSOLIDATED STATEMENTS OF INCOME


                                                           Fiscal Year-to-date
                                    Three Months Ended      Three Months Ended
                                         March 31                 March 31
                                      1997       1996        1997        1996
INTEREST INCOME:
  Interest and fees on loans         $3,432     3,379        3,432      3,379
  Interest on investment securities:
     Taxable income                   1,160     1,163        1,160      1,163
     Tax-exempt income                  388       308          388        308
  Other interest income                  32        79           32         79
              TOTAL INTEREST INCOME  $5,012     4,929        5,012      4,929

INTEREST EXPENSE:
  Interest on deposits other than
  time                                $ 502       502          502        502
  Time deposits less than $100M       1,194     1,196        1,194      1,196
  Time deposits of $100M or more        421       388          421        388
  Interest on FHLB borrowings           111       114          111        114
  Interest on federal funds
  purchased/ repurchase agreements       17         5           17          5
             TOTAL INTEREST EXPENSE  $2,245     2,205        2,245      2,205
          TOTAL NET INTEREST INCOME  $2,767     2,724        2,767      2,724
PROVISION FOR POSSIBLE CREDIT LOSSES (  140)   (   93)      (  140)    (   93)
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE
          CREDIT LOSSES              $2,627     2,631        2,627      2,631

OTHER INCOME:
  Service charges on deposit accounts$  295       281          295        281
  Other service charges,
  commissions and fees                   53        63           53         63
  Net realized gains (losses)
  on investment securities               12                     12
  Other income                           85        66           85         66
                 TOTAL OTHER INCOME  $  445       410          445        410

OTHER EXPENSES:
  Salaries and employee benefits     $  800       786          800        786
  Net occupancy expense                  87        71           87         71
  Furniture and equipment expense       209       183          209        183
  FDIC Assessment                         6         1            6          1
  Other                                 405       361          405        361
               TOTAL OTHER EXPENSES  $1,507     1,402        1,507      1,402
         INCOME BEFORE INCOME TAXES  $1,565     1,639        1,565      1,639
  Income taxes                       (  486)   (  519)      (  486)    (  519)

                         NET INCOME  $1,079     1,120        1,079      1,120
                                      =====     =====        =====      =====

Common shares outstanding ended
 March 31                           264,507   269,667      264,507    269,667
Net income per share of common
 stock                              $  4.08      4.15         4.08       4.15
Dividends per share of common stock $  5.00      4.46         5.00       4.46

                    C B & T, INC. AND WHOLLY-SUBSIDIARY
                       MCMINNVILLE, TENNESSEE  37110
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the Period Ended
                                                        March 31
                                                  1997            1996
                                                 (Dollars in thousands)


Operating activities:
  Net income                                    $1,079           1,120
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for possible credit losses          140              93
     Provision for depreciation and amortization   133             116
     Decrease (increase) in interest receivable (  229)         (  108)
     Decrease (increase) in other assets        (  378)         (  401)
     Increase (decrease) in accounts payable
     and accrued liabilities                    (  112)            283
   NET CASH PROVIDED BY OPERATING ACTIVITIES    $  633           1,103

Investing activities:
  Purchases of investment securities           $(9,964)         (4,572)

  Proceeds from sales of investment
  securities                                     4,970
  Proceeds from maturities, calls and principal
  collections of investment securities           7,678           7,138
   Net decrease (increase) in unrealized
   gains on investment securities                  513             389
   Net decrease (increase) in loans             (2,066)            104
   Purchase of premises and equipment           (   45)         (  108)
       NET CASH USED BY INVESTING ACTIVITIES   $ 1,086           2,951

Financing activities:
  Net increase (decrease) in noninterest-
  bearing and interest-bearing deposits        $ 3,712             169
  Net increase (decrease) in federal funds
 purchased/repurchase agreements                   758           1,578
  Cash dividends                                (1,323)         (1,203)
  Purchase of Treasury Stock                    (    9)              0
  Net increase (decrease) in FHLB borrowings       181          (2,562)
  Increase (decrease) in after-tax unrealized
  gains on securities                           (  318)         (  241)

    NET CASH PROVIDED BY FINANCING ACTIVITIES  $ 3,001          (2,259)
    DECREASE IN CASH AND CASH EQUIVALENTS      $ 4,720           1,795
    CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                      8,196          13,296
    CASH AND CASH EQUIVALENTS AT END
    OF QUARTER                                 $12,916          15,091
                                                 =====          ======

   The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
   In the opinion of management, all adjustments necessary for a fair presentation have been included. These adjustments were normal reoccurring adjustments. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


  At March 31, 1997, average total assets were $260.7 million compared to $253.4 million at March 31, 1996 and $257.3 million at December 31, 1996. Average earning assets at the period ended March 31, 1997 totaled $244.2 million as compared to $237.3 million at March 31, 1996 and $241.3 million at December 31, 1996, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

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

  The Corporation's average debt securities portfolio at March 31, 1997 was $98.5 million which was an increase from average investments of $94.3 million at March 31, 1996 and $97.5 million at December 31, 1996. At March 31, 1997, the liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $19.3 million or 19.5% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $5.5 million or 5.5% of total debt securities. At March 31, 1996, fixed rate securities maturing in one year or less totaled $20.0 million and floating rate debt securities with a repricing frequency of one year or less totaled $15.2 million.

LOANS
  The Corporation's average loan portfolio totaled $143.2 million at March 31, 1997 which was a substantial increase over the corresponding period in 1996 with average loans of $137.1 million and $138.5 million at March 31, 1996 and December 31, 1996, respectively. Average loan growth reflected an increase of $6.1 million or 4.5% over March 31, 1996 and $4.7 million or 3.4 % over December 31, 1996. The increase in the loan portfolio was attributed primarily to the growth in real estate mortgage lending which increased $6.8 million or 9.3% over the period ended March 31, 1996 and $1.2 million or 1.5% over December, 1996. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

  At March 31, 1997, the recorded investment in loans that were considered to be impaired under SFAS 114 was $33,154, all of which were on a nonaccrual basis. The related allowance for possible credit losses for the impaired loans at March 31, 1997 was $13,586. The average recorded investment in impaired loans at March 31, 1997 was approximately $108,223. Impairment on one loan with a recorded investment of $23,255 was measured based on the fair value of the collateral. Impairment on one loan with a recorded investment of $9,899 was measured using a present value calculation. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

  The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at March 31, 1997 (in thousands): Loans accounted for on a nonaccrual basis - $25; Loans past-due ninety days or more as to interest or principal payments - $548; There were no trouble debt restructuring loans; Impaired loans - $33. At December 31, 1996, these risks factors were: Nonaccruing loans - $119; Loans past due ninety days or more - $851; There were no trouble debt restructuring loans; Impaired loans - $310.

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

OTHER EARNING ASSETS
  At the reporting period ended March 31, 1997, average federal funds sold totaled $2.4 million compared to $5.9 million and $5.2 million, which equates to $3.5 million less than March 1996 and $2.8 million less than December, 1996, respectively.

DEPOSITS
  Average deposits of the Corporation for the period ended March 1997 were $217.8 million compared to $213.2 million and $216.0 million for the corresponding period in 1996 and the year ended December, 1996, respectively. Short and medium term rate increases caused depositors to take advantage of certificates of deposit rates which resulted in an increase in these deposits. Certificates of deposit of less than $100 thousand increased $3 million or 3.7% and $2.5 million or 2.9% over the periods ended March and December, 1996, respectively. Certificates of deposit of $100 thousand or more increased over March 31, 1996 by $2.3 million or 8.6% and December 31, 1996 by $2.2 million or 8.1%.

CAPITAL
  The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $1,614 million or 5.4% over March 31, 1996 and decreased $253 thousand or 0.8% over December 31, 1996. For the period ended March, 1997, the Corporation had an equity capital to assets ratio of 11.7% compared to 11.6% over both
  March 31, 1996 and December 1996, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital
  (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 20.9% and total capital was 22.2% at March 31, 1997 compared to 21.1% and 22.4% at March 31, 1996 and 21.4% and 22.7%
  at December 31, 1996. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized" institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

  The formation of two nonbank subsidiaries resulted in the July, 1996 business opening of CBT Insurance, Inc. and CBT Realty, Inc. Both subsidiaries are wholly owned by CB&T, Inc. with an initial investment in each of $1,000 to purchase one hundred percent (100%) of the stock issued by each of the newly formed subsidiaries.

  The principal activity of CBT Insurance, Inc. is insurance sales. CBT Realty, Inc. will engage in the holding and disposing of real estate acquired through foreclosure, however, through March 1997, there has been no activity in CBT Realty, Inc.

MATERIAL CHANGES IN RESULTS OF OPERATION

  Year-to-date 1997, interest from investment securities increased by $77 thousand or 5.2% from the corresponding 1996 period. This increase in investment income is attributable to the increase in municipal bonds in the portfolio, therefore resulting in a higher average yield than that of 1996.

  At year-to-date March 31, 1997, there were net realized gains (losses) on the sales of securities of $12 thousand and none in 1996. At March 31, 1997 net unrealized gains in securities totaled $.5 million and categorically were; Treasuries - $.1 million, Agencies - $(.2) million and Municipals -$.6 million. For the corresponding period in 1996, net unrealized gains totaled $1 million and categorically were; Treasuries - $.2 million, Agencies - $ .1 million and Municipals - $.7 million.

  The Corporation's interest from loans for the period ended March 31, 1997, increased $53 thousand or 1.6% over the same period in 1996. This increase in loan interest income is primarily a result of the increase in the volume of loans outstanding.

  Interest income on federal funds sold decreased $48 thousand or 62.1% through the first quarter of 1997 from the corresponding period in 1996.

  Due to slightly rising interest rates on deposit accounts and growth in higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the March, 1997 period by $31 thousand or 1.5%. Interest expense for the 1997 reporting period on certificates of deposit of less than $100 thousand decreased by $2 thousand or less than 1% through the first quarter and interest on time certificates of $100 thousand or more increased by $33 thousand or 8.5%. Total interest expense on transaction accounts and savings deposits for the 1997 reporting period remained constant with 1996. Interest expense on F.H.L.B. borrowings decreased $3 thousand or 2.6% from the same year-to-date period in 1996.

  Non-interest income (excluding securities transaction) increased $23 thousand or 5.6% for the year-to-date 1997 over the corresponding period in 1996. This increase is primarily attributable to an increase in service charges on insufficient funds and returned checks as well as gains on sale of other assets.

  Through March 31, 1997, non-interest expense increased by $105 thousand or 7.5%. This increase in non-interest expense in 1997 over the corresponding period in 1996 is a result of the rising costs of salaries and employee benefits due to additional employees required to adequately manage growth in the volume of assets and liabilities, and occupancy and furniture and equipment expenses associated with opening a new branch.

  Year-to-date 1997, provision for possible credit losses reflects an increase of $47 thousand or 51% over the corresponding period in 1996.

  The net result of operations after federal income taxes for 1997 is a decrease of $41 thousand or 3.7% over same year-to-date period in 1996.

  It is the opinion of management that during the current reporting period of March 1997, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                       PART II.  OTHER INFORMATION


  Items 1.-5.    None applicable to the reporting period for the
  three (3) months ended March 31, 1997.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended March 31, 1997.

          (b) - No reports on Form 8-K were filed by the Registrant during the three months ended
                 March 31, 1997.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                               C B & T, INC.


                                          By:  /s/ Jeffrey A.Golden
                                               Jeffrey A. Golden, Chairman,
                                               President and Chief Executive
                                               Officer



                                        Date:  May 6, 1997



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Jeffrey A. Golden
  Jeffrey A. Golden, Chairman, President
  and Chief Executive Officer

  (Principal Executive and Financial Officer)

  Date:    May 6, 1997


  /s/ Jerry N. Brown______________________________
  Jerry N. Brown, Sr Vice-President
  City Bank & Trust Company

  (Chief Financial Officer)

  Date:    May 6, 1997