Form 10-Q
period 1997-06-30
CB&T INC
filed 1997-08-11
CIK 357130

1



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
        Yes   X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's
        classes of common stock, as of June 30, 1997   264,163   shares.


                        This filing contains 13 pages.

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                                      INDEX



   PART I.  FINANCIAL INFORMATION                                       PAGE

            Item 1. Financial Statements                                  3

                    Consolidated Balance Sheets for the periods ended
                    June 30, 1997 and December 31, 1996
                    (Unaudited)                                           4

                    Consolidated Statements of Income for the three
                    (3) month period and year-to-date ended
                    June 30, 1997 and 1996, respectively (Unaudited)      5

                    Consolidated Statements of Cash Flows for the
                    year-to-date endedJune 30, 1997 and 1996,
                    respectively (Unaudited)                              6

                    Management's Statement                                7

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8


   PART II. OTHER INFORMATION                                            12

                    Signatures                                           13

                   C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                         PART 1.  FINANCIAL INFORMATION



                          Item 1.  Financial Statements

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                          McMinnville, Tennessee  37110
                           CONSOLIDATED BALANCE SHEETS

                                               June 30,        December 31,
                                                1997               1996
                                                  (Dollars in Thousands)
     ASSETS

Cash and due from banks                         $7,647            7,021
Federal funds sold                               7,500            1,175
Investment securities (amortized cost
     $105,187 and $101,026, respectively)      106,339          102,070
Loans, net of unearned income and allowance
for possible credit losses                     143,252          142,096
Interest receivable                              3,326            3,116
Bank premises and equipment,
     less allowances for depreciation            2,213            2,333
Other assets                                     3,837            3,648
                              TOTAL ASSETS    $274,114          261,459
                                                ======           ======


    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                         $31,418           28,178
  Interest-bearing deposits (other than time)   74,813           69,826
  Time deposits less than $100M                 90,563           90,610
  Time deposits  of $100M or more               30,748           28,943
                              TOTAL DEPOSITS  $227,542          217,557
Accounts payable and accrued liabilities         3,560            3,097
FHLB borrowings                                  7,210            7,203
Federal funds purchased/repurchase agreements    3,334            1,362
                            TOTAL LIABILITIES $241,646          229,219

SHAREHOLDERS' EQUITY:
Common Stock of 2.50 par value:
Authorized 1,000,000 shrs, issued 331,814 shrs
including 67,651 and 67,229 Treasury shrs
in June `97 and December `96, respectively    $    830              830
Surplus                                          5,000            5,000
Retained earnings                               31,388           31,179
Less cost of treasury shares                    (5,465)          (5,416)
Net unrealized gains (losses) on available
for sale securities, net of tax                    715              647
                  TOTAL SHAREHOLDERS' EQUITY  $ 32,468           32,240
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $274,114          261,459
                                                ======           ======

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                         McMinnville, Tennessee  37110
                       CONSOLIDATED STATEMENTS OF INCOME


                                                           Fiscal Year-to-date
                                    Three Months Ended       Six Months Ended
                                         June 30                  June 30
                                      1997        1996       1997       1996
INTEREST INCOME:
  Interest and fees on loans         $3,517       3,416     6,949       6,795
  Interest on investment securities:
     Taxable income                   1,189       1,195     2,349       2,358
     Tax-exempt income                  413         321       801         629
  Other interest income                  82          94       114         173
              TOTAL INTEREST INCOME  $5,201       5,026    10,213       9,955

INTEREST EXPENSE:
  Interest on deposits other than
  time                                $ 563         517     1,065       1,019
  Time deposits less than $100M       1,216       1,165     2,410       2,361
  Time deposits of $100M or more        428         379       849         767
  Interest on FHLB borrowings           110          97       221         211
  Interest on federal funds
  purchased/ repurchase agreements       28          16        45          21
             TOTAL INTEREST EXPENSE  $2,345       2,174     4,590       4,379
          TOTAL NET INTEREST INCOME  $2,856       2,852     5,623       5,576
PROVISION FOR POSSIBLE CREDIT LOSSES (   82)    (    85)  (   222)    (   178)
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE
          CREDIT LOSSES              $2,774       2,767     5,401       5,398

OTHER INCOME:
  Service charges on deposit accounts $ 305         311      600          592
  Other service charges, commissions
  and fees                               66         101      119          164
  Net realized gains (losses)
  on investment securities                2           3       14            3
  Other income                          149         129      234          195
                 TOTAL OTHER INCOME   $ 522         544      967          954

OTHER EXPENSES:
  Salaries and employee benefits     $1,007       1,002    1,807        1,788
  Net occupancy expense                  83          78      170          149
  Furniture and equipment expense       206         194      415          377
  FDIC Assessment                         7           0       13            1
  Other                                 438         406      843          767
              TOTAL OTHER EXPENSES   $1,741       1,680    3,248        3,082
        INCOME BEFORE INCOME TAXES   $1,555       1,631    3,120        3,270
  Income taxes                       (  442)     (  512)  (  928)      (1,031)

                        NET INCOME   $1,113       1,119    2,192        2,239
                                      =====       =====    =====        =====

Common shares outstanding ended
 June 30                            264,163     269,654  264,163      269,654
Net income per share of common
 stock                                $4.21        4.15     8.30         8.30
Dividends per share of common stock   $2.50        2.04     7.51         6.50

                       C B & T, INC. AND WHOLLY-SUBSIDIARY
                          MCMINNVILLE, TENNESSEE  37110
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the Period Ended
                                                        June 30
                                                  1997            1996
                                                 (Dollars in thousands)

Operating activities:
  Net income                                     $2,192          2,239
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for possible credit losses           222            178
     Provision for depreciation and amortization    271            241
     Decrease (increase) in interest receivable  (  210)        (  131)
     Decrease (increase) in other assets         (  189)        (  673)
     Increase (decrease) in accounts payable
     and accrued liabilities                        463            529
   NET CASH PROVIDED BY OPERATING ACTIVITIES     $2,749          2,383

Investing activities:
  Purchases of  investment securities         $( 25,075)      ( 23,253)

  Proceeds from sales of investment
  securities                                      4,970          1,504
  Proceeds from maturities, calls and
  principal collectionsof investment
  securities                                     15,944         16,773
     Net decrease (increase) in unrealized
     gains on investment securities            (    108)         1,195
  Net decrease (increase) in loans             (  1,378)      (    616)
  Purchase of premises and equipment           (    151)      (    194)
       NET CASH USED BY INVESTING ACTIVITIES  $(  5,798)      (  4,591)

Financing activities:
  Net increase (decrease) in noninterest-
  bearing and interest-bearing deposits       $   9,985          5,545
  Net increase (decrease) in federal funds
  purchased/repurchase agreements                 1,972          1,123
  Cash dividends                              (   1,983)      (  1,753)
  Purchase of Treasury Stock                  (      49)      (      2)
  Net increase (decrease) in FHLB borrowings          7       (  2,713)
  Increase (decrease) in after-tax
  unrealized gains on securities                     68       (    741)

NET CASH PROVIDED BY FINANCING ACTIVITIES     $  10,000          1,459
INCREASE IN CASH AND CASH EQUIVALENTS         $   6,951       (    749)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                           8,196         13,296
CASH AND CASH EQUIVALENTS AT END OF QUARTER   $  15,147         12,547
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


  At June 30, 1997, average total assets were $265.8 million compared to $256.4 million at June 30, 1996 and $257.3 million at December 31, 1996. Average earning assets at the period ended June 30, 1997 totaled $249.0 million as compared to $240.3 million at June 30, 1996 and $241.3 million at December 31, 1996, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

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

  The Corporation's average debt securities portfolio at June 30, 1997 was $99.9 million which was an increase from average investments of $95.6 million at June 30, 1996 and $97.5 million at December 31, 1996. At June 30, 1997, the liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $17.8 million or 17.8% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $5.4 million or 5.4% of total debt securities. At June 30, 1996, fixed rate securities maturing in one year or less totaled $18.5 million and floating rate debt securities with a repricing frequency of one year or less totaled $15.2 million.

LOANS
  The Corporation's average loan portfolio totaled $143.9 million at June 30, 1997 which was an increase over the corresponding period in 1996 with average loans of $138.1 million and $138.5 million at June 30, 1996 and December 31, 1996, respectively. Average loan growth reflected an increase of $5.9 million or 4.3% over June 30, 1996 and $5.4 million or 3.9 % over December 31, 1996. The increase in the loan portfolio was attributed primarily to the growth in real estate mortgage lending and consumer lending. Real estate loans increased $6.4 million or 8.6% over June 30, 1996 and $4.5 million or 5.9% over December 31, 1996. Consumer loans increased $.5 million or 2.9% and $.3 million or 1.3% over June 30, 1996 and December 31, 1996, respectively. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

  At June 30, 1997, the recorded investment in loans that were considered to be impaired under SFAS 114 was $75,222, all of which were on a nonaccrual basis. The related allowance for possible credit losses for the impaired loans at June 30, 1997 was $6,628. The average recorded investment in impaired loans at June 30, 1997 was approximately $75,231. Impairment on two loans with a recorded investment of $75,222 was measured based on the fair value of the collateral. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

  The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at June 30, 1997 (in thousands): Loans accounted for on a nonaccrual basis - $77; Loans past-due ninety days or more as to interest or principal payments - $832; There were no trouble debt restructuring loans; Impaired loans - $75. At December 31, 1996, these risks factors were: Nonaccruing loans - $119; Loans past due ninety days or more - $851; There were no trouble debt restructuring loans; Impaired loans - $310.

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

OTHER EARNING ASSETS
  At the reporting period ended June 30, 1997, average federal funds sold totaled $5.1 million compared to $6.5 million and $5.2 million, which equates to $1.4 million less than June 1996 and $.1 million less than December, 1996, respectively.

DEPOSITS
  Average deposits of the Corporation for the period ended June 1997 were $230.9 million compared to $215.7 million and $216.0 million for the corresponding period in 1996 and the year ended December, 1996, respectively. Short and medium term rate increases caused depositors to take advantage of certificates of deposit rates which resulted in an increase in these deposits. Certificates of deposit of less than $100 thousand increased $3 million or 3.4% and $2.5 million or 2.8% over the periods ended June and December, 1996, respectively. Certificates of deposit of $100 thousand or more increased over June 30, 1996 by $3.0 million or 11.2% and December 31, 1996 by $2.7 million or 9.8%

CAPITAL
  The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $1,460 thousand or 4.8% over June 30, 1996 and increased $160 thousand or 0.5% over December 31, 1996. For the period ended June, 1997, the Corporation had an equity capital to assets ratio of 11.9% compared to 11.6% for both June 30, 1996 and December 1996, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 20.9% and total capital was 22.2% at June 30, 1997 compared to 21.5% and 22.8% at June 30, 1996 and 21.4% and 22.7%
  at December 31, 1996. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized" institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

  The formation of two nonbank subsidiaries resulted in the July, 1996 business opening of CBT Insurance, Inc. and CBT Realty, Inc. Both subsidiaries are wholly owned by CB&T, Inc. with an initial investment in each of $1,000 to purchase one hundred percent (100%) of the stock issued by each of the newly formed subsidiaries.

  The principal activity of CBT Insurance, Inc. is insurance sales. CBT Realty, Inc. will engage in the holding and disposing of real estate acquired through foreclosure; however, through June 1997, there has been no activity in CBT Realty, Inc.

MATERIAL CHANGES IN RESULTS OF OPERATION

  Interest from investment securities for the current quarter increased by $86 thousand or 5.7% from the corresponding 1996 period. This increase in investment income is attributable to the increase in municipal bonds in the portfolio, therefore resulting in a higher average yield than that of 1996.

  At year-to-date June 30, 1997, there were net realized gains (losses) on the sales of securities of $14 thousand compared to $3 thousand in June, 1996 and ($22) thousand in December, 1996. At June 30, 1997 net unrealized gains in securities totaled $1.1 million and categorically were; Treasuries - $.1 million, Agencies - $.1 and Municipals -$.9 million. For the corresponding period in 1996, net unrealized gains totaled $.3 million and categorically were; Treasuries - $.1 million, Agencies - $ (.2) million and Municipals - $.4 million.

  The Corporation's interest from loans for the quarter ended June 30, 1997, increased $101 thousand or 3.0% over the same period in 1996. This increase in loan interest income is primarily a result of the increase in the volume of loans outstanding, especially in the area of real estate lending.

  Interest income on federal funds sold increased $9 thousand or 9.9% in the second quarter of 1997 from the corresponding period in 1996.

  Due to slightly rising interest rates on deposit accounts and growth in higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the June, 1996 period by $146 thousand or 7.1%. Interest expense for the 1997 reporting period on certificates of deposit of less than $100 thousand increased by $51 thousand or 4.4% for the second quarter and interest on time certificates of $100 thousand or more increased by $49 thousand or 12.9%. Total interest expense on transaction accounts and savings deposits for the 1997 reporting period increased over that of 1996 by $46 thousand or 8.9%. Interest expense on F.H.L.B. borrowings increased $13 thousand or 13.4% from the same quarter in 1996 due to an increase in the balance outstanding to F.H.L.B. during the current year.

  Non-interest income (excluding securities transaction) decreased $21 thousand or 3.9% for the June 30, 1997 quarter over the corresponding period in 1996. This decrease is primarily attributable to a decrease in insurance commissions and mortgage loan application and closing fees.

  For the quarter ended June 30, 1997, non-interest expense increased by $61 thousand or 3.6%. This increase in non-interest expense in 1997 over the corresponding period in 1996 is a result of the rising costs of salaries and employee benefits, occupancy and furniture and equipment expenses associated with the opening a new branch in the fall of 1996, and an increase in FDIC insurance premium assessments.

  Year-to-date 1997, provision for possible credit losses reflects a increase of $44 thousand or 24.7% over the corresponding period in 1996.

  The net result of operations after federal income taxes for 1997 is a decrease of $47 thousand or 2.1% over the same year-to-date period in 1996.

  It is the opinion of management that during the current reporting period of June 1997, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                       PART II.  OTHER INFORMATION


  Items 1.-5.    None applicable to the reporting period for the
                 three (3) months ended June 30, 1997.

  Item 6.        Exhibits and Reports on Form 8-K.

                 (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended June 30, 1997.

                 (b) - No reports on Form 8-K were filed by the Registrant during the three months ended
                        June 30, 1997.

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



                                          Date:  August 7, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Jeffrey A. Golden
         Jeffrey A. Golden, Chairman, President
         and Chief Executive Officer

    (Principal Executive and Financial Officer)

    Date:    August 7, 1997




    /s/ Jerry N. Brown
        Jerry N. Brown, Sr Vice-President
        City Bank & Trust Company

   (Chief Financial Officer)

   Date:     August 7, 1997