Form 10-Q
period 1997-09-30
CB&T INC
filed 1997-11-05
CIK 357130

1



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         September 30, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from____________________ _ to________________________
                    Commission file number      0-10669
                                 CB&T, Inc.
              (Exact name of registrant as specified in its charter)

                   Tennessee                          62-1121054
   (State or other jurisdiction of incorporation     (I.R.S. Employer
                  or organization)                   Identification No.)

                  101 East Main Street, McMinnville, Tennessee
                    (Address of principal executive offices)
                                   (Zip Code)
                                     37110
               (Registrant's telephone number, including area code)
                                 (931) 473-2148

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997
          264,113   shares.


                          This filing contains 13 pages.

                      C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY



                                       INDEX



   PART I.   FINANCIAL INFORMATION                                       PAGE

     Item 1. Financial Statements                                          3

             Consolidated Balance Sheets for the periods ended
                  September 30, 1997 and December 31, 1996
                  (Unaudited)                                              4

             Consolidated Statements of Income for the three
                  (3) month period and year-to-date ended
                  September 30, 1997 and 1996, respectively
                  (Unaudited)                                              5

             Consolidated Statements of Cash Flows for the year-to-
                  date ended September 30, 1997 and 1996, respectively
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

                   C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY




                        PART 1.  FINANCIAL INFORMATION



     Item 1.  Financial Statements

                  C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                       McMinnville, Tennessee  37110
                        CONSOLIDATED BALANCE SHEETS


                                                   September 30,  December 31,
                                                       1997           1996
                                                      (Dollars in Thousands)
          ASSETS
     Cash and due from banks                       $    7,625        7,021
     Federal funds sold                                 2,850        1,175
     Investment securities (amortized cost
            $101,272 and $101,026, respectively)      102,797      102,070
     Loans, net of unearned income and
     allowance for possible credit losses             145,443      142,096
     Interest receivable                                3,257        3,116
     Bank premises and equipment,
            less allowances for depreciation            2,206        2,333
     Other assets                                       3,941        3,648
            TOTAL ASSETS                           $  268,119      261,459
                                                       ======       ======


          LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                         $26,784       28,178
         Interest-bearing deposits (other than time)   74,770       69,826
         Time deposits less than $100M                 89,643       90,610
         Time deposits  of $100M or more               30,697       28,943
                                 TOTAL DEPOSITS    $  221,894      217,557
     Accounts payable and accrued liabilities           3,092        3,097
     FHLB borrowings                                    7,033        7,203
     Federal funds purchased/repurchase agreements      2,245        1,362
                                 TOTAL LIABILITIES $  234,264      229,219

     SHAREHOLDERS' EQUITY:
     Common Stock of 2.50 par value:  Authorized
          1,000,000 shrs, issued 331,814 shrs
          including 67,701 and 67,229 Treasury shrs
          in September `97 and December `96,
          respectively                             $      830         830
     Surplus                                            5,000       5,000
     Retained earnings                                 32,551      31,179
     Less cost of treasury shares                      (5,471)     (5,416)
     Net unrealized gains (losses) on available
     for sale securities, net of tax                      945         647
                        TOTAL SHAREHOLDERS' EQUITY $   33,855      32,240
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  268,119     261,459
                                                       ======      ======

                 C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                       McMinnville, Tennessee  37110
                     CONSOLIDATED STATEMENTS OF INCOME


                                                        Fiscal Year-to-date
                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                        1997     1996     1997        1996


INTEREST INCOME:
  Interest and fees on loans         $  3,542    3,420    10,491     10,215
  Interest on investment securities:
     Taxable income                     1,218    1,231     3,567      3,589
     Tax-exempt income                    443      344     1,244        973
  Other interest income                    22       54       136        227
              TOTAL INTEREST INCOME  $  5,225    5,049    15,438     15,004

INTEREST EXPENSE:
  Interest on deposits other
     than time                       $    584      531     1,649      1,550
  Time deposits less than $100M         1,217    1,181     3,627      3,542
  Time deposits of $100M or more          445      385     1,294      1,152
  Interest on FHLB borrowings              96       97       317        308
  Interest on federal funds
  purchased/ repurchase agreements         34       12        79         33
             TOTAL INTEREST EXPENSE  $  2,376    2,206     6,966      6,585
          TOTAL NET INTEREST INCOME  $  2,849    2,843     8,472      8,419
PROVISION FOR POSSIBLE CREDIT LOSSES  (    91)  (  123)  (   313)   (   301)
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE
          CREDIT LOSSES              $  2,758    2,720     8,159      8,118

OTHER INCOME:
  Service charges on deposit accounts$    305      299       905        891
  Other service charges, commissions
       and fees                           116       74       235        238
  Net realized gains (losses) on
       investment securities                9   (   15)       23    (    12)
  Other income                             86      157       320        352
                 TOTAL OTHER INCOME  $    516      515     1,483      1,469

OTHER EXPENSES:
  Salaries and employee benefits     $    860      844     2,667      2,632
  Net occupancy expense                    92       75       262        224
  Furniture and equipment expense         226      205       641        582
  FDIC Assessment                           7        1        20          2
  Other                                   438      427     1,281      1,194
              TOTAL OTHER EXPENSES   $  1,623    1,552     4,871      4,634
        INCOME BEFORE INCOME TAXES   $  1,651    1,683     4,771      4,953
  Income taxes                        (   487)  (  533)  ( 1,415)   ( 1,564)

                        NET INCOME   $  1,164    1,150     3,356      3,389
                                        =====    =====     =====      =====

Common shares outstanding ended
  September 30                        264,113  264,604   264,113    264,604
Net income per share of common stock  $  4.40     4.35     12.71      12.81
Dividends per share of common stock   $  0.00     0.00      7.51       6.50

                   C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                        MCMINNVILLE, TENNESSEE  37110
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the Period Ended
                                                     September 30
                                                 1997             1996
                                                 (Dollars in thousands)

Operating activities:
  Net income                                 $   3,356           3,389
  Adjustments to reconcile net income
     to net cashprovided by operating
     activities:
     Provision for possible credit losses          313             301
     Provision for depreciation and
     amortization                                  415             243
     Decrease (increase) in interest
     receivable                               (    141)        (    86)
     Decrease (increase) in other assets      (    293)        (   396)
     Increase (decrease) in accounts
     payable and accrued liabilities          (      5)            188
   NET CASH PROVIDED BY OPERATING ACTIVITIES $   3,645           3,639

Investing activities:
  Purchases of  investment securities        $( 41,133)        (41,284)
  Proceeds from sales of investment
  securities                                    17,531          11,731
Proceeds from maturities, calls and
  principal collections of investment
  securities                                    23,356          26,913
     Net decrease (increase) in unrealized
     gains on investment securities           (    481)            999
  Net decrease (increase) in loans            (  3,660)        ( 3,260)
  Purchase of premises and equipment          (    289)        (   298)
       NET CASH USED BY INVESTING ACTIVITIES $(  4,676)        ( 5,199)

Financing activities:
  Net increase (decrease) in noninterest-
     bearing and interest-bearing deposits   $   4,337           1,561
  Net increase (decrease) in federal funds
     purchased/repurchase agreements               883           1,364
  Cash dividends                              (  1,983)        ( 1,753)
  Purchase of Treasury Stock                  (     55)        (   577)
  Net increase (decrease) in FHLB borrowings  (    170)        ( 2,863)
  Increase (decrease) in after-tax unrealized
     gains on securities                           298         (   620)

NET CASH PROVIDED BY FINANCING ACTIVITIES    $   3,310         ( 2,888)
       INCREASE IN CASH AND CASH EQUIVALENTS $   2,279         ( 4,448)
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR                                   8,196          13,296
 CASH AND CASH EQUIVALENTS AT END OF QUARTER $  10,475           8,848
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


     At September 30, 1997, average total assets were $267.2 million compared to $257.7 million at September 30, 1996 and $257.3 million at December 31, 1996. Average earning assets at the period ended September 30, 1997 totaled $250.4 million as compared to $240.8 million at September 30, 1996 and $241.3 million at December 31, 1996, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

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

     The Corporation's average debt securities portfolio at September 30, 1997 was $101.9 million which was an increase from average investments of $97.3 million at September 30, 1996 and $97.6 million at December 31, 1996. At September 30, 1997, the liquidity portion of the current portfolio, fixed rate debt securities maturing in the year or less, totaled $12.9 million or 12.6% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $5.4 million or 5.3% of total debt securities. At September 30, 1996, fixed rate securities maturing in one year or less totaled $13.8 million and floating rate debt securities with a repricing frequency of one year or less totaled $11.1 million.

LOANS
     The Corporation's average loan portfolio totaled $144.1 million at September 30, 1997 which was an increase over the corresponding periods in 1996 with average loans of $137.8 million and $138.5 million at September 30, 1996 and December 31, 1996, respectively. Average loan growth reflected an increase of $6.3 million or 4.6% over September 30, 1996 and $5.6 million or
     4.0 % over December 31, 1996. The increase in the loan portfolio was attributed to the growth in real estate mortgage lending and commercial lending. Real estate loans increased $4.1 million or 5.3% over September 30, 1996 and $3.0 million or 3.8% over December 31, 1996. Commercial loans increased $1.8 million or 4.3% and $.2 million or .5% over September 30, 1996 and December 31, 1996, respectively. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

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

     At September 30, 1997, the recorded investment in loans that were considered to be impaired under SFAS 114 was $0. The related allowance for possible credit losses for the impaired loans at September 30, 1997 was $0. The average recorded investment in impaired loans during the nine months was approximately $21,498. The Corporation does not recognize interest income on impaired loans and the entire change in the net carrying amount is reported as an adjustment to provision for possible credit losses, but in no event are changes in the net present value used to justify having a loan booked at a value that exceeds its recorded investment value.

     The Corporation maintains sound credit polices through its loan review committee and various loan committees by evaluating loan and credit quality, reviewing identified problem loans and continually monitoring their status and implementing immediate procedures to minimize any potential negative impact on the Corporation's operations. The following represent risk factors categorically in the loan portfolio at September 30, 1997 (in thousands): Loans accounted for on a nonaccrual basis - $2; Loans past-due ninety days or more as to interest or principal payments - $765; There were no trouble debt restructuring loans; Impaired loans - $0. At December 31, 1996, these risks factors were: Nonaccruing loans - $119; Loans past due ninety days or more - $851; There were no trouble debt restructuring loans; Impaired loans - $310.

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

OTHER EARNING ASSETS
     At the reporting period ended September 30, 1997, average federal funds sold totaled $4.4 million compared to $5.7 million and $5.2 million, which equates to $1.3 million less than September 1996 and $.8 million less than December, 1996, respectively.

DEPOSITS
     Average deposits of the Corporation for the period ended September 1997 were $222.0 million compared to $215.8 million and $216.0 million for the corresponding period in 1996 and the year ended December, 1996, respectively. Attractive short and medium term interest rate increases caused depositors to continue to move funds into certificates of deposit which resulted in an increase in these deposits. Certificates of deposit of less than $100 thousand increased $2.7 million or 3.1% and $2.3 million or 2.6% over the periods ended September and December, 1996, respectively. Certificates of deposit of $100 thousand or more increased over September 30, 1996 by $3.3 million or 12.2% and December 31, 1996 by $3.0 million or 10.9%.

CAPITAL
     The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $2,042 thousand or 6.6% over September 30, 1996 and increased $1,317 thousand or 4.2% over December 31, 1996. For the period ended September, 1997, the Corporation had an equity capital to assets ratio of 11.8% compared to 11.9% for September 30, 1996 and 11.6% for December 1996, respectively. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk-adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off-balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 22.6% and total capital was 23.8% at September 30, 1997 compared to 21.3% and 22.6% at September 30, 1996 and 21.4% and 22.7% at December 31, 1996. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized" institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

     The formation of two nonbank subsidiaries resulted in the July, 1996 business opening of CBT Insurance, Inc. and CBT Realty, Inc. Both subsidiaries are wholly owned by CB&T, Inc. with an initial investment in each of $1,000 to purchase one hundred percent (100%) of the stock issued by each of the newly formed subsidiaries.

     The principal activity of CBT Insurance, Inc. is insurance sales. CBT Realty, Inc. will engage in the holding and disposing of real estate acquired through foreclosure; however, through September 1997, there has been no activity in CBT Realty, Inc.

MATERIAL CHANGES IN RESULTS OF OPERATION

     Interest from investment securities for the current quarter increased by $86 thousand or 5.5% from the corresponding 1996 period. This increase in investment income is attributable to the increase in municipal bonds in the portfolio, therefore resulting in a higher average yield than that of 1996.

     At year-to-date September 30, 1997, there were net realized gains (losses) on the sales of securities of $23 thousand compared to ($12) thousand in September, 1996 and ($22) thousand in December, 1996. At September 30, 1997 net unrealized gains in securities totaled $1.5 million and categorically were; Treasuries - $.1 million, Agencies - $.3 and Municipals -$1.1 million. For the corresponding period in 1996, net unrealized gains totaled $.5 million and categorically were; Treasuries - $.1 million, Agencies - $ (.1) million and Municipals - $.5 million.

     The Corporation's interest from loans for the quarter ended
     September 30, 1997, increased $122 thousand or 3.6% over the same period in 1996. This increase in loan interest income is primarily a result of the increase in the volume of loans outstanding, primarily in the area of real estate lending.

     Interest income on federal funds sold decreased $32 thousand or 59.3% in the third quarter of 1997 from the corresponding period in 1996.

     Due to slightly rising interest rates on deposit accounts and growth in higher yielding certificates of deposit, interest expense on interest-bearing deposits increased over the September, 1996 period by $149 thousand or 7.1%. Interest expense for the 1997 reporting period on certificates of deposit of less than $100 thousand increased by $36 thousand or 3.1% for the third quarter and interest on time certificates of $100 thousand or more increased by $60 thousand or 15.6%. Total interest expense on transaction accounts and savings deposits for the 1997 reporting period increased over that of 1996 by $53 thousand or 10.0%. Interest expense on F.H.L.B. borrowings decreased $1 thousand or 1.0% from the same quarter in 1996 due to a decrease in the balance outstanding to F.H.L.B. during the current year.

     Non-interest income (excluding securities transaction) decreased $23 thousand or 4.3% for the September 30, 1997 quarter over the corresponding period in 1996. This decrease is primarily attributable to a decrease in insurance commissions and mortgage loan application and closing fees.

     For the quarter ended September 30, 1997, non-interest expense increased by $71 thousand or 4.6%. This increase in non-interest expense in 1997 over the corresponding period in 1996 is a result of an increase in salaries and employee benefits, occupancy and furniture and equipment expenses associated with the opening a new branch in the fall of 1996, and an increase in FDIC insurance premium assessments.

     Year-to-date 1997, provision for possible credit losses reflects an increase of $12 thousand or 4.0% over the corresponding period in 1996.

     The net result of operations after federal income taxes for 1997 is a decrease of $33 thousand or 1.0% over the same year-to-date period in 1996.

     It is the opinion of management that during the current reporting period of September 1997, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

                  C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY

                        PART II.  OTHER INFORMATION


     Items 1.-5.    None applicable to the reporting period for the
                    three (3) months ended September 30, 1997.

     Item 6.        Exhibits and Reports on Form 8-K.

                    (a) - No exhibits were furnished in accordance with Item 601 of Regulation S-K for three
                           (3) months ended September 30, 1997.

                    (b) - No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.

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



                                    Date:  October 23, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Jeffrey A. Golden
     Jeffrey A. Golden, Chairman, President
     and Chief Executive Officer

     (Principal Executive and Financial Officer)

     Date:   October 23, 1997


    /s/ Jerry N. Brown______________________________
    Jerry N. Brown, Sr Vice-President
    City Bank & Trust Company

    (Chief Financial Officer)

    Date:     October 23, 1997