Form 10-K
period 1997-12-31
CB&T INC
filed 1998-03-24
CIK 357130

2



                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1997.

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

      Registrant's telephone number, including area code (931) 473-2147

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-K or any amendment to this Form 10-K. [X]

This filing contains 76 pages.

The aggregate market value of the voting stock held by non-affiliates of C B & T, Inc. as of March 2, 1998 was $31,746,383.

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 2, 1998 -- 264,113 shares.



               DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statements for 1997 annual shareholders' meeting of  May
   29, 1998 -- Part I and III

2. Annual Report to shareholders for year ended December 31, 1997 -- Parts I and II.

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

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the State of Tennessee. The Tennessee General Assembly has adopted such statutes. The general interest rate statutes currently in effect establish a maximum rate of interest at 4% above the average prime loan rate (or the average short-term business loan rate, however denominated) for the most recent week for which such average rate has been published by the Board of Governors or 24% per annum, whichever is lower. In the event that the Board of Governors fails to publish the average rate for four consecutive weeks or the maximum rate of interest should be adjudicated or become inapplicable for any reason whatsoever, the maximum rate of interest is denied to be 24% until the Tennessee General Assembly otherwise provides. As of December 31, 1997, the maximum effective rate in the state of Tennessee was 12.5%.

Although  the  statutory maximum effective rate in the  state  of
Tennessee  as  of  December 31, 1997,  was  12.5%,  decisions  by
Federal District Courts have held that notwithstanding the general interest rate statutes described above, the maximum rate of interest that a state bank may charge is 24%, at least with respect to the types of loans that a Tennessee industrial loan and thrift company registered under the provisions of Tennessee law would have been authorized to make. In general, a Tennessee industrial loan and thrift company is authorized to charge interest at a rate of 24% on loans of $100 or more. These Federal District Court decisions have observed that under federal law, a national bank can charge interest at the highest rate allowed by state law in the state where the national bank is located and held that a national bank in Tennessee can charge interest at the same rate as a Tennessee industrial loan and thrift company.

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

The Bank conducts a full service banking and trust business in Warren County and DeKalb County, Tennessee. The Bank's main office is located in McMinnville, Warren County, Tennessee, and the Bank operates a full service branch in Smithville, DeKalb County, Tennessee. There are four banks, including the Bank, two federal savings banks and one federal credit union within Warren County, which has a population of approximately 33,000. DeKalb County has a population of approximately 14,400 and is served by four banks, including the Bank's Smithville Branch. Both counties are centers of a diversified commercial, industrial, agricultural, and tourism area.

The Bank offers such customary commercial banking services as checking and savings accounts, certificates of deposit, safe deposit facilities and money transfers. Its principal source of income is from interest earned on personal, commercial, agricultural, real estate, and installment loans.

The Bank's Trust Department acts as trustee, executor, and administrator under wills, and serves in trustee, conservator, VA guardian, and agent capacities for individual and corporate customers. It functions as trustee under bond indentures, as well as trustee and administrator under pension, IRA, SEPP, and other employee benefit plans for corporations and other organizations. The Bank handles approximately 582 individual and corporate trust accounts, and provides investment management and other related services. The Bank's Trust Department had assets of approximately $85,991,000 under management as of December 31, 1997. These assets are not included as assets in the balance sheet of the Bank or C B & T.

Employees

C B & T, including the Bank, has approximately 121 employees, which includes six part-time employees. Four of the Bank's officers are also officers of C B & T. None of the Bank's employees are covered by a collective-bargaining agreement.


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

Allocation of the Allowance for Possible Loan Losses

The allocation of the allowance for possible loan losses is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation pages 8 and 9 which are attached to and made a part of Annual Report to Shareholders which is attached hereto as Exhibit 13.

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

Short-Term Borrowings

There were no short-term borrowings with an average balance outstanding during the year as great as 30% of shareholders' equity at December 31, 1997.


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


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

Item 4(b). Executive Officers of Registrant

The following is a list of March 2, 1998 showing the names and ages of all executive officers of the registrant, the nature of any family relationship between them, and all positions and offices held by each of them:

Name                     Age          Positions and Offices Held

Jeffrey A. Golden*       57           Chairman of the Corporation and the
                                      Bank  since  October  1994.  President and
                                      Chief Executive Officer of the Corporation since November, 1981 and the Bank since
                                      January, 1982.

M. Thomas Mullican*      76           Vice Chairman of Corporation  since
                                      April,   1983;   Board  of   Directors of
                                      Corporation since November, 1981. Farmer and Investor.

Larry E. Brown*          51           Executive  Vice  President  of  the
                                      Corporation and the Bank since April, 1987; Senior Vice President of the Bank,
                                      1986 - 1987.

Ann Martin               48           Secretary of Corporation since
                                      November, 1986; Secretary to the Board since December, 1986.

James H. Hillis          58           Treasurer of the  Corporation
                                      since October, 1983; Senior Vice President of the Bank since April, 1983.

*    Member of C B & T's Executive Committee

All of the officers of C B & T listed above are subject to re-election at the Board of Directors meeting following the Annual
Meeting of Shareholders scheduled for May 29, 1998.

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

                              PART III


Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors
                                                                         Shares of
                Position &   Position &     Director  Business Exp.      Corp.
                Office Held  Office Held    of Corp.  During Last        Beneficially   Percent
Name       Age  With Corp.   With Bank      Since     Five Years         Owned As of    Of Class
                                                                          3/2/98 1
                                                                                      3/2/98 1    Class
Robert W.  78  Director     Director       1981        Retired Owner,     1,900 2        .72
Boyd, Sr.                                              Globe Nursery
                                                       McMinnville, TN
Larry E.   51  Director &   Director &     1990        Executive Vice     1,419          .54
Brown          Executive    Executive                  President
               V.P.         V.P.                       of City Bank

John R.    57  Director     Director       1994        President,         2,088 3        .79
Collier, Jr.                                           Pleasant Grove
                                                       Nursery, Inc.
                                                       McMinnville, TN
James A.   69  Director     Director       1981        Agent, Hoover &    3,726 4       1.41
Dillon, Jr.                                            Sons, J.A. Dillon
                                                       Ins. Agency
                                                       McMinnville, TN

Jeffrey A. 57  Director &   Director &     1981        Chairman of the    2,009 5        .76
Golden         Chairman of  Chairman of                Board President
               Board,       the Board,                 & Chief Executive
               President &  President &                Officer of City
               Chief        Chief                      Bank
               Executive    Executive
               Officer      Officer
Charles D. 62  Director     Director       1981        Circuit Court      452 6          .17
Haston                                                 Judge 31st
                                                       Judicial District
                                                       State of
                                                       Tennessee

James H.   58  Director &   Director &     1990        Senior Vice        1,000 7        .38
Hillis         Treasurer    Senior V.P.                President of
                                                       City Bank

J. Paul    68  Director     Director       1981        Owner, Paul &     14,422 8       5.46
Holder                                                 Holder Realty &
                                                       Auction Co.
                                                       McMinnville, TN

(a)   Identification of Directors
                                                                        Shares of
                Position &   Position &    Director  Business Exp.      Corp.
                Office Held  Office Held   of Corp.  During Last        Beneficially   Percent
Name       Age  With Corp.   With Bank     Since     Five Years         Owned As of    Of Class
                                                                          3/11/97 1

M. Thomas  76   Director &  Director &     1981      Farmer and         10,438 9       3.95
Mullican        Vice        Vice                     Investor
                Charirman   Chairman
                of the      of the
                Board       Board

James A.   71   Director    Director       1981      Investor              194          .07
Puckett
Leon B.    57   Director    Director       1992      President,          2,401          .91
Stribling                                            Stribling
                                                     Chevrolet-GEO,
                                                     Inc. Smithville,
                                                     TN
James E.   60   Director    Director       1994      President,            765          .29
Walling                                              Tennessee
                                                     Roasters
                                                     Enterprise, Inc.
                                                     Owner, Vilco
                                                     Supply Co.

                            FOOTNOTES


1  Unless otherwise indicated, all shares are owned of record.

2  1,900 shares are registered to Robert W. Boyd, Sr. or Eleanor
   Boyd (Mr. Boyd, Sr.'s wife).

3  1,688 shares are registered to John R. Collier, Jr.

   100 shares are registered to Suzanne E. Collier Reynolds  (Mr.
   Collier, Jr.'s daughter).

   300 shares are registered to Pleasant Cove Nursery, Inc. (Mr.
   Collier, Jr. is President of PleasantCove Nursery, Inc.).

4  2,971 shares are registered to James A. Dillon, Jr.

   223 shares are registered to James A. Dillon, Jr. and Phyllis
   M. Dillon (Mr. Dillon, Jr.'s wife).

   532 shares are registered to Phyllis M. Dillon (Mr. Dillon, Jr.'s wife).

5  1,404 shares are registered to Jeffrey A. Golden WROS Linda Golden.

   605  shares are registered to Linda Golden WROS Jeffrey A. Golden.

6  360 shares are registered to Charles D. Haston.

   92 shares are registered to Charles D. Haston, a general partnership.

7  1,000 shares are registered to James H. or Carolyn Hillis (Mr.
   Hillis's wife).

8  14,386 shares are registered to J. Paul Holder.

   36 shares are registered to Steven Thomas Holder, Trust UMGA
   (Mr. Holder's grandson) and J. Paul Holder, Trustee

9  10,168 shares are registered to M. Thomas Mullican.

   270 shares are registered to Connie W. Mullican (Mr. Mullican's wife).

(b) Identification of Executive Officers - Information regarding identification of executive officers may be found in Item 4(b) of Part I of this Form 10-K.

(c) Section 16(a) reporting Delinquencies - Under the Securities Laws of the United States, the Corporation's directors, executive officers and any person who holds more than ten percent (10%) of the Shares of the Corporation are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission
     (the "SEC"). These persons are also required by the SEC's regulations to furnish the Corporation with copies of these reports. Specific due dates for these reports have been established by the SEC, and the corporation is required to report in this Proxy Statement any failure to file by these dates during 1997. Based solely upon a review of the reports furnished to the corporation or written representations from the Corporation's direcors and executive officers, the Corporation believes that, during the 1997 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Item 11.   Executive Compensation

The following table sets forth the aggregate compensation accrued or paid by the Bank during the fiscal years ended December 31, 1997, 1996, and 1995 to the highest compensated officers whose aggregate compensation exceeds $100,000.00.

                    SUMMARY COMPENSATION TABLE

                                 Annual Compensation
   Name of Individual                                        All Other Co
 and Principal Position   Year     Salary      Bonus         Compensation (1)

Jeffrey A. Golden         1997   $138,000.00   $ 10,350.00   $31,718.06
Chairman of the Board,    1996    133,500.00     10,012.50    22,499.35
President and Chief       1995    130,000.00      9,750.00    20,684.04
Executive Officer


Larry E. Brown            1997    $93,000.00     $6,975.00   $28,107.30
Director of Bank and      1996     90,000.00      6,750.00    21,147.71
Executive Vice President  1995     86,500.00      6,487.50    15,518.76


James H. Hillis           1997    $83,500.00     $6,262.50   $23,213.44
Director and Treasurer    1996
                          1995


(1) All Other Compensation for Mr. Golden, Mr. Brown and Mr. Hillis includes Director fees for the Bank both cash paid and deferred fees, deferred compensation paid pursuant to the Corporation's 401(k) plan, a premium payment for life insurance, use of a bank vehicle and country club dues.


Item  12.   Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management may be found in Item 10(a) of Part III of this Form 10-K.

Item 13.   Certain Relationships and Related Transactions

Some of the Corporation's directors and officers, businesses with which they are associated, and members of their immediate families are at present, as in the past, customers of the Bank and have had transactions with the Bank, including borrowings. All transactions involving loans to such persons and businesses have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. In the opinion of the Board, such transactions do not involve more than a normal risk of collectibility nor present any other unfavorable features.

                             PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

(a)        (1) and (2)  The response to this portion of Item 14 is
                        submitted as a separate section of this report.

           (3)          The following exhibits are filed herewith:

                        (3)  February 10, 1998 Amendment to Corporate
                             Bylaws

                        (13) Annual Report to Security Holders

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

                              Date:    March, 10, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey A. Golden
Jeffrey A. Golden, Chairman
President, Chief Executive Officer

(Principal Executive and Financial Officer)

Date:  March 10, 1998



/s/ Jerry N. Brown
Jerry N. Brown, Senior Vice President
City Bank & Trust Company

(Chief Financial Officer)

Date:  March 10, 1998

/s/ Robert W. Boyd, Sr.                      /s/ James H. Hillis
Robert W. Boyd, Sr., Director                James H. Hillis, Director

Date:  March  10, 1998                       Date:  March 10, 1998



/s/ Larry E. Brown                           /s/ J. Paul Holder
Larry E. Brown, Director                     J. Paul Holder, Director

Date:  March 10, 1998                        Date:  March 10, 1998



/s/ John R. Collier, Jr.                     /s/ M. Thomas Mullican
John R. Collier, Jr., Director               M. Thomas Mullican, Director

Date:  March 10, 1998                        Date:  March 10, 1998



/s/ James A. Dillon, Jr.                     /s/ James A. Puckett
James A. Dillon, Jr., Director               James A. Puckett, Director

Date:  March 10, 1998                        Date:  March 10, 1998



/s/ Jeffrey A. Golden                        /s/ Leon B. Stribling
Jeffrey A. Golden, Director                  Leon B. Stribling, Director

Date:  March 10, 1998                        Date:  March 10, 1998



/s/ Charles D. Haston                        /s/ James E. Walling
Charles D. Haston, Director                  James E. Walling, Director

Date:  March 10, 1998                        Date:  March 10, 1998

Form 10-K -- Item 14(a)(1) and (2) and Item 14(d)

C B & T, Inc. and Subsidiaries

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of C B & T, Inc.
and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, and incorporated by reference in Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 1997 and 1996

     Consolidated Statements of Income -- Years ended December
     31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -- Years ended
     December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements -- December 31,
     1997, 1996 and 1995

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            EXHIBIT INDEX

                            C B & T, INC.



    Exhibit Number                   Title or Description

         (3)              February 10, 1998 Amendment to Corporate Bylaws

        (13)              Annual Report to Security Holders

                             EXHIBIT 3


                              BYLAWS


                            C B & T, INC.




       THIS AMENDMENT TO THE AMENDED AND RESTATED BY-LAWS OF C B & T, INC. (this "Amendment") is made and adopted as of the 10th day of February, 1998, by the board of directors of C B & T, Inc. (the "Board").



                             WITNESSETH:


        WHEREAS, the Board deems it to be in the best interest of the Company to permit greater flexibility in setting the date of its annual meeting, it is therefore


        RESOLVED that the Amended and Restated Bylaws for C B & T, Inc., be amended as follows:


Article I- Meetings of Shareholders, Section 1 "Annual Meeting": shall be replaced in its entirety with the following:


"The annual meeting of the shareholders shall be held at such time and place, either within or without the State of Tennessee, as may be designated from time to time by the Directors, consistent with state and federal law. Unless the time and place are otherwise specified by the Directors, the meeting shall be held on the second Tuesday in April of each year, at the main office of the Company."


         IN WITNESS WHEREOF, the parties hereto have approved this Amendment as of the day and year first above written to be included in the official minutes of the meeting of the Board.

                             EXHIBIT 13


                    ANNUAL REPORT TO SHAREHOLDERS


                            C B & T, INC.

                             C B & T, INC.
                         AND ITS SUBSIDIARIES
                       CITY BANK & TRUST COMPANY



                           Financial Review




Forward............................................................... 2

Letter From the President............................................. 6

Financial Discussion.................................................. 9

Report of Independent Certified Public Accountants....................14

Consolidated Balance Sheets...........................................15

Consolidated Statements of Income.....................................16

Consolidated Statements of Shareholder's Equity.......................17

Consolidated Statements of Cash Flows.................................18

Notes to Consolidated Financial Statements............................19

FORWARD

City Bank & Trust Company has completed 85 years
of dedicated service to our trade area.  We opened
our doors for business on April 1, 1912 and received
a Charter on October 30, 1912 as a State Bank.
Since that first day, the bank has been among those
at the forefront of business, agricultural, industrial    Picture
and technological functions that have helped develop the economy of our trade area. As we celebrate we want to review where we have been and tell you where we are headed.

At the age of 72, having contributed more than 50 years of business and banking leadership to the community, the elder Mr. Jesse Walling began the bank with the help of his three sons, H.R. Walling, E.W. Walling and C.D. Walling.
Pa "J" as he was affectionately called was the bank's first President. Huel Walling served as the Cashier and E.W. filled the position of Vice President. The bank has continued to live by the pledge made by the Walling's to serve the customers and the community aggressively and efficiently. Assets on opening day were $42,648.54. One of the town's most aggressive business men and an influential civic and political leader assumed the presidency of City Bank & Trust company with the retirement of the founder. He was James D. Elkins, whose business affiliations also included President of the McMinnville Hardware and Furniture Company.

He hired the first woman, Mrs. Georgia Moore who became the
bank's first Assistant Cashier and the first woman officer.
In 1932 the bank merged with Peoples National Bank of
McMinnville.  The bank successfully weathered the bank               PICTURE
holidays declared in March, 1933 by the President of the United States and emerged from the crucial economic period an even stronger financial institute passing the one-million dollar mark with assets of $1,026,076.44 in 1935.

The bank's founder, Jesse Walling died March 11, 1930, followed by the unexpected death in 1936 of President Elkins. Turning to the official family, the bank's directors elected C. D. Walling as president to succeed Mr. Elkins. The new president brought with him to the office a wealth of knowledge not only of the banking business, but of the area served by the bank and it's people. Being the son of the founder and having "grown up" in the bank, he was eminently qualified to succeed to the presidency until 1966 when Mr. H. B. Roney was named to the presidency. Keeping in mind the founders dedication of the bank to service, management soon found the banking quarters to be inadequate to provide the services needed by the community. The Board of Directors quickly responded by opening the West Main Branch in October, 1964. This provided the first drive-in facility in Warren County.

In January 1962 the Board of Directors named Mr. Joe H. Womack was the bank's first Assistant Vice President. He was known for his wisdom in agricultural lending and progressed to the position of Senior Vice President and member of the Board of Directors.

                               Mr. Roney was a colorful individual who served this institution for almost two decades in the areas of Cashier, Vice President, Executive
                               Vice President, President and only briefly as President Emeritus. He was a person who had a love for life and a love for helping others.
                               He was a man that appreciated his staff and
          PICTURE wanted them to do well. He was constantly encouraging them and giving them moral and educational support. Under his leadership Jeffrey A. Golden became the first First Vice President. He progressed quickly through the ranks and currently serves as the banks' Chair-man of the Board, President and Chief Executive Officer, the only person to hold all three titles. Mrs. Glyna F. Lee became the bank's first woman loan officer, she too became a leader in the financial industry, and is currently serving as Senior Vice President and Director of Marketing and Business Development. Early on as President it became clear to Mr. Roney and the Board that we were in need of another location to handle the growth of the bank. Again the Board of Directors quickly initiated plans which resulted in the opening of the Plaza Branch in temporary quarters in April, 1967. The permanent structure was completed and occupied in February, 1968. After opening two modern banking facilities within a four year period, City Bank & Trust Company was still facing another problem in order to provide adequate banking services. The facilities at the Main Office were crowded to capacity, with a need for expansion. After acquiring some adjoining property, plans were formulated to construct a new main office building. In February 1968, City Bank & Trust Company moved into temporary quarters to allow for the renovation of the new building which was occupied in May, 1969. In 1974 the Mt. Leo Branch was opened. Under Mr. Roney's leadership the bank grew to $68,670,000.00 by year end 1978 when
                               Mr. Roney retired and the Board of Directors elected long time employee Jeffrey A. Golden as President.

                               Mr. Golden became the youngest President in the bank's history, taking over the helm at the age of 38. Under his leadership the bank has experienced the greatest growth in the history of the bank, with assets soaring from $68 to $265 million. In 1980 the Federal Deposit Insurance Corporation and the Tennessee Banking Department approved the opening of our fifth branch on March 1, 1981 at the Three Star Mall. The bank began to offer two new types of accounts The N.O.W account, which stood for "Negotiable Order of Withdrawal," worked like a regular savings account, and the new tax free All Savers Certificate was introduced. As the bank was experiencing great growth Mr. Golden saw the need to restructure the bank and set up division heads so that more time could be devoted to strengthening the different areas of the bank. Today Larry E. Brown, Executive Vice President of the bank oversees the divisions. The following people presently head these divisions. Loan Division, Senior Vice President James H. (Dickie) Hillis; Operations

Division, Senior Vice President and Chief Financial Officer
Jerry N. Brown; Marketing/Business Development Division,
Senior Vice President Glyna F. Lee; Trust/Investment Divi-
sion, Senior Vice President Kenneth W. Smith, and the Data
Processing Division, Vice President Edward Wayne Martin.            PICTURE

Under the wise leadership of Mr. Golden another historic event occurred in the growth of City Bank & Trust Company when at the annual shareholders meeting, 90.74% of the shareholders concurred with recommendations of Manage-ment and the Board of Directors in approving plan to reorganize The City Bank & Trust Company into a one bank holding company structure to be known as C B & T, Inc. This new structure positioned the bank to compete in the new deregulated market place. Many new deposit accounts were introduced. It also brought about a different form of lending as the need for variable rate loans came into place. Changes in tax laws brought about changes for wage earners in the Individual Retirement Account program (IRA) that allowed the deferment of income, as well as earnings on that income. Deregulation gave use the ability to become more competitive by being a more complete financial planner for our customers and still provide personal service.

City Bank & Trust Company's strength and commitment continued to grow and in July of 1983 the bank was invited by the Federal Deposit Insurance Corporation to bid for the purchase of certain assets and assume certain liabilities of the First Central Bank of Smithville. The bank was successful in this acquisition on July 8, 1983. The bank continued to expand and offer new services which included the direct Federal Reserve Wire Service, expanded leasing programs, MasterCard Gold cards, investment and brokerage services, personal and home equity lines of credit, limited insurance activities and discount brokerage services.

In 1986, Mr. Frank Henegar, the oldest person to serve on the bank's Board of Directors died at the age of 98 after serving this institution for 39 years. He achieved the singular distinction of "Tennessee's Most Senior Bank Board Member" presented by the Tennessee State Senate. During that same year, Mrs. Edith Ann Martin was named Secretary to the Bank's Board Directors. A job she so capably handles to this date.

As the bank faced the 90's there was a concern for many of the nations banks. A recognized beginning of a national recession, and a threat of war in the Middle East. However, C B & T, Inc. grew and prospered during this difficult period. The bank continued to be a leader in extending new products & services with new Automated Clearing Operations, which included new service offerings of direct deposit, payroll services, automatic bill paying, cash concentrations, and corporate trade payments.

In October, 1994, an era of leadership was brought to an end upon the retirement of Mr. Clarence D. Walling, Jr.. The Walling family had served CB &T, Inc., and its subsidiary, City Bank & Trust Company from its beginning. Mr. Jesse Walling, founder of City Bank & Trust Company served as Chairman from 1912 until his death on March 11, 1930. His son, Mr. Clarence D. Walling, Sr. was an original signer of the corporate charter and virtually served his lifetime for this institution and this community. His term as chairman ended withi his untimely death in 1969. Mr. C D. Walling Jr. then served as Chairman from 1970 until 1994 and served as Chairman of C B & T, Inc. from its inception date in 1981 until 1994, at which time his retirement concluded the Walling era.

1996 was a very successful year for the bank. Business customers were offered a Cash Management Investment Account. This program offered business customers an efficient means of managing their daily funds and earning a fair return on excess cash through the use of repurchase agreements of U.S. Government Securities. The Bank rolled out the new 24-Hour Telephone Banking service, that offered voice response information to customers, day or night as well as Loans-by-Phone. The opening to the new SuperCenter Branch in the Wal-Mart Super Store facility offered new extended banking hours with a 24-hour full service ATM in a safe and secure environment.

A full service ATM was installed in the new River Park Hospital and a cash dispenser in the Calsonic Yorozu Corporation plant in Morrison, Tennessee. The H. G. Hill property adjacent to the West Main Branch was purchased in order to expand the West Main facility. The Board of Directors approved the organization of two new companies. CBT Insurance, Inc. was organized to provide the bank new opportunities in the insurance arena. CBT Realty, Inc. was organized for the purpose of holding and disposing of foreclosed properties.

As we celebrated our 85th Anniversary many events were planned for our customers and staff. The bank held customer appreciaion day on the first Friday of each month in McMinnville and Smithville. The staff participated in several in-house contests and promotions, which also involved our customers. There was a pumpkin contest for the kids, fall decorating contest throughout the bank and a drawing was held for $1,000.00 in cash. The employees continued to be involved in local charity, raising thousands of dollars. Also in 1997, there was a focus on training for our entire staff, preparing our people for the twenty-first century. To better serve our customers, a cash machine was installed at our Three Star Mall Branch.

During the last 85 years the bank and its employees have won many awards for community service, exhibiting sustained superior performance through strong leadership, as well as, the hard work, talent and input of our employees on behalf of our customers and community. Among the bank awards are the 5 Star Superior Bank Award by Bauer Financial, Named Employer of the Year by the Tennessee Committee for People with Disabilities, Named the "Best Bank" in a community wide contest sponsored by the Southern Standard Newpaper, received an "Obelisk" from KPMG Peat-Marwick of New York for being a Superior Bank, selected as the "Business of the Year" by the African-American Athletic & Scholarship organization and received an "A" rating by Sheshunoff for many years.

As we look to new horizons, we see the financial market becoming global, the economy is shifting more and more toward services, and toward work knowledge. New technologies -- especially computers and telecommunications -- have already created intense, worldwide competition for business. Considering the scope and speed of change these days, there will be may priceless opportunities for those of us who play by the new rules, position ourselves right, and take personal responsibility for our future. We can't stop the world from changing. The best we can do is adapt. As we move into the twenty-first century we pledge to you our continued leadership, superior service and our efforts to improve the quality of life for all we serve.

                            TO OUR SHAREHOLDERS AND FRIENDS:


                            1997 symbolizes 85 years of dedicated service to our trade area. We realize the success of C B & T, Inc. and its subsidiary City Bank & Trust Company could not have been possible without the support and encouragement of our shareholders and friends; the excellent perfor-mance of our current staff and those who have served in the past years; our management for
      PICTURE their leadership and commitment; and our Board of Directors for their participation and guidance. Thanks to each of you for your part in the many successes that we have enjoyed throughout these 85 years.

                            We are happy to report that 1997 was a very successful year as indicated by the following highlights:

* Income per share increased by $0.79 to a record high of $16.16 while maintaining a l.60% return on assets

* The percentage of net income to average shareholders' equity at year-end was 13.33%.

* Shareholders' equity to total average assets increased to 11.98% after paying a record high $7.50 cash dividend.

* The percentage of dividends declared per average common share to net income per average common share increased to 46.41%.

The philosophy of our board and management team is to keep pace with changes and opportunities and provide our market area with a high quality, high performing, full service financial institution. Therefore, on January 8, 1998, a public announcement was made as a result of a decision made by our Board of Directors to merge (subject to shareholder and regulatory approval) with Union Planters Corporation, a Memphis, Tennessee based corporation, who like C B &T, Inc. and its subsidiary, City Bank & Trust Company, is a very highly community-oriented company. Personally, I feel this decision will enable us to keep pace with change and technology and provide more resources while maintaining high quality services. Also you will continue to see the same friendly contact staff and management who serve you on a daily basis.

Please review in detail the financial data and the proposed merger information. I encourage you to vote FOR the adoption of the Agreement and the Plan of Merger and return your Proxy to us as soon as possible.

We sincerely appreciate and value your business and ask that you encourage your family and friends to use our services.

Yours truly,



Jeffrey A. Golden
Chairman of the Board
President and Chief Executive Officer

C B & T, Inc. And Subsidiaries Board of Directors

Jeffrey A. Golden1                         John R. Collier, Jr.                  James A. Puckett2
Chairman of the Board                      President                             Investor
President & Chief Executive Officer        Pleasant Cove Nursery
CB&T, Inc. And                             (Wholesale Nursery-Trees & Shrubs)    Leon B. Stribling3
City Bank & Trust Company                                                        President
(State  Bank)                              James A. Dillon, Jr.2                 Stribling Chevrolet-GEO Inc.
Chairman, McMinnville Electric System      Agent                                 (Automobile Agency)
                                           Hoover & Son -J.A. Dillon
M. Thomas Mullican2                        Insurance Agency                      James E. Walling
Vice Chairman of the Board                 (General Insurance)                   President
CB&T, Inc. And                                                                   Tennessee Roasters Enterprise, Inc.
Farmer & Investor                          Charles D. Haston2,3                  Owner, Vilco Supply Co.
                                           Circuit Court Judge                   (Car Wash Supply)
Robert W. Boyd, Sr.3                       31st Judicial District
Retired Owner                              State of Tennessee
Globe Nursery                                                                    J. Ray Troop, Jr. M.D.*3
(Wholesale Nursery-Trees and Shrubs)       James H. Hillis                       Family Practice Physician
                                           Treasurer, CB&T. Inc.
Larry E. Brown2                            Senior Vice President                 Edith Ann Martin
Executive Vice President                   City Bank & Trust Company             Secretary to the Board
CB&T, Inc. And                             (State Bank)                          CB&T, Inc. and
City Bank & Trust Company                                                        City Bank & Trust Company
(State Bank)                               J. Paul Holder2                       (State Bank)
                                           Owner
                                           Paul Holder Realty & Auction Co.      1  Ex-Officio Member of All
                                           (Land Development, Sales & Auction)      Committees except the Audit
                                                                                    Committee
                                                                                 2  Member of Executive Committe
                                                                                 3  Member of Audit Committee
                                                                                    *
                                                                                    Advisory Directory

                                          PICTURE OF BOARD

C B & T, Inc. And subsidiaries officers and advisory committee

C B & T, INC. - Officers

Jeffrey A. Golden           M. Thomas Mullican      Larry E. Brown             James H. Hillis     Edith Ann Martin
Chairman, President &       Vice Chairman           Executive Vice President   Treasurer           Secretary to the Board
Chief Executive Officer

CITY BANK & TRUST COMPANY - OFFICERS

Jeffrey A. Golden                              Kenneth D. Martin              Dana M. Green
Chairman of the Board, President, CEO          Vice President                 Assistant Vice President

Edith Ann Martin                               Edward Wayne Martin            Shannon L. Haston
Secretary to the Board                         Vice President                 Assistant Vice President

Larry E. Brown                                 Robert L. Miller               Johnny T. Taylor
Executive Vice President                       Vice President                 Assistant Vice President

Jerry N. Brown                                 Lonnie D. Milstead             Donna Bryant
Senior Vice President & CFO                    Vice President                 Administrative Assistant

James H. Hillis                                Dan T. Wolfe                   Sherry A. Clendenon
Senior Vice President                          Loan Analyst                   Compliance Officer

Glyna F. Lee                                   Kenneth Dwayne Woods           Barbara D. Davis
Senior Vice President                          Vice President                 Administrative Assistant

Kenneth W. Smith                               Edmond D. Busic                Teresa A. Hennessee
Senior Vice President                          Loan Review Officer            Administrative Assistant

Randall G. Tramel                              Donna D. Evans                 Lisa A. Hillis
Senior Vice President                          Operations Coordinator         Administrative Assistant

Eric Golden                                    Rhonda A. Carr                 Charles Tim Prater
Cashier                                        Senior Auditor                 Administrative Assistant

Ronald G. Goodwin                              Sherry Lynn Daugherty          Jane Ann Pryor
Vice President                                 Branch Manager                 Administrative Assistant

Lynne R. Hamrick                               Betty B. Prater                Elizabeth P. Smith
Human Resource Officer                         Branch Manager                 Administrative Assistant

Debra T. Kell                                  Tracie J. Travis               Sharon E. West
Vice President                                 Branch Manager                 Administrative Assistant

Emogene R. Magness                             Dawn M. Christian
Vice President, Branch Manager                 Assistant Vice President

Danny L. Martin                                Deborah E. Glenn
Vice President                                 Assistant Vice President

CITY BANK & TRUST COMPANY - SMITHVILLE ADVISORY COMMITTEE
H. J. Judkins         Vester Parsley
H. J. Judkins &       Attorney-at-Law
Son Nursery, Inc.

Jim Ed Rice           Norval Webb, Jr.                   Picture of Advisory
Local Businessman     F.Z. Webb & Son Pharmacy           Committee

Leon B. Stribling     Mark Ashburn
Stribling Chevrolet   Manager, Smithville Elec. System
-Geo, Inc.

Jeanette France       Lena Buck
Farming Operation     Attorney-at-Law

Financial Discussion

The following discussion is presented to assist in understanding the current financial condition and results of operations of C B & T, Inc. and subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related disclosures presented in other sections of this annual report.


PERFORMANCE OVERVIEW

Net income for 1997 was $4,271,000 or $16.16 per share, compared to $4,117,000 or $15.37 per share in 1996 and $4,067,000 or $15.00 per share in 1995. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity.
ROE for 1997 was 13.33 percent compared to 13.76 percent in 1996 and and 14.37 percent in 1995. ROA measures how effectively a corporation uses its assets to produce earnings. For 1997, return on average assets was 1.60 percent. ROA was 1.60 percent in 1996 and 1.64 percent in 1995. ROE and ROA have been negatively impacted by an increase in the net loan charge offs in 1997 and 1996 as compared to 1995.


NET INTEREST INCOME

The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis has increased to $12,142,000 in 1997, from
$11,903,000  in 1996 and $11,334,000 in 1995.  Net yield  on  interest earning assets, which is net interest income on a tax equivalent basis divided by average earning assets, was 4.85 percent in 1997, compared with 4.93 percent in 1996 and 4.87 percent for 1995. Average earning assets, as a percentage of total assets, decreased slightly to 93.7 in 1997 compared to 93.8 percent in 1996 and 93.9 percent in 1995.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is an operating expense recorded to maintain the related balance sheet allowance account that is provided to cover losses that may be incurred in the normal course of lending. The total provision for possible loan losses was $413,000 in 1997, $628,000 in 1996, and $376,000 in 1995. Management regularly monitors the allowance for possible loan losses and considers it to be adequate.


NONINTEREST INCOME

Total  noninterest income of $2,122,000 in 1997 increased  $64,000  or
3.1 percent, when compared to 1996. This follows an increase of 13.3 percent in 1996 and 35.5 percent in 1995. Service charges on deposit accounts increased $12,000 in 1997 due, principally, to growth in transaction and savings deposit accounts. Other service charges decreased $67,000 in 1997, due, principally, to reductions in credit life and accident and health insurance commissions. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in a gain of $36,000 in 1997 and in losses of $22,000 and $14,000 in 1996 and 1995.


NONINTEREST EXPENSES

Noninterest expenses increased 4.2 percent in 1997, a slightly lower rate of growth than the 5.6 percent in 1996 and higher than 3.2 percent in 1995. The smaller increase in 1997 can be attributed to a leveling of salaries and other expenses. Salaries, wages and benefits accounted for 54.9 percent of total noninterest expense in 1997 compared to 56.5 percent of total noninterest expense in 1996 and 56.0 percent in 1995. Federal Deposit Insurance Corporation's insurance assessment increased $25,000 in 1997 after a decrease of $240,000 in 1996 and a decrease of $235,000 in 1995.

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

The income tax provision was $1,754,000 in 1997 compared with $1,856,000 in 1996 and $1,788,000 in 1995. The Corporation's
effective tax rate was 29.1 percent in 1997,  31.1 percent in 1996 and
30.5 percent in 1995.

It has been determined that for the year ended December 31, 1997, a valuation allowance is not required on any of the deferred tax assets recorded due, primarily, to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.


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

When a loan is impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. The entire change in the net carrying amount is reported as an adjustment to the provision for possible loan losses, but in no event are changes in the net present value used to justify having a loan on the Bank's books at a value that exceeds its recorded investment. Estimated losses from impaired loans are included in the Bank's allowance for possible loan losses. Impaired loans are charged-off once management has exhausted all efforts to collect the loan.

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

Total impaired loans at December 31, 1997 were $1,404,000 compared to $1,733,000 and $398,000 at December 31, 1996 and 1995 respectively.
The ratio of impaired loans to the allowance for loan losses at December 31, 1997, was 73.4 percent compared to 89.7 percent and 21.4 percent at December 31, 1996 and 1995, respectively. Total impaired loans as a percentage of total loans decreased to 1.0 percent at December 31, 1997, compared to 1.2 percent at December 31, 1996 and
0.3 percent at December 31, 1995.

Financial Discussion



Allowance for Possible Loan Losses and Loan Charge-Offs

The allowance for possible loan losses is maintained to cover losses that may be incurred in the normal course of lending. The allowance for possible loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectible by management and charged against the allowance, net of recoveries.

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


EARNING ASSETS

Loans

At December 31, 1997, loans were $147.5 million, compared to $144.9 million at December 31, 1996. This represents an increase of 1.8 percent in 1997. In 1996, loans increased 3.1 percent from $140.5 million at December 31, 1995.

Loans comprise the majority of the Corporation's earning assets representing 57.7 percent of average earning assets in 1997 and 57.4 percent in 1996. Average loans outstanding increased 4.4 percent in 1997 and 5.1 percent in 1996.

The largest category in the loan portfolio was real estate mortgage loans, which comprised 66.2 percent of total loans at the end of 1997. Installment loans totaled 22.2 percent of the portfolio and commercial, financial and agricultural loans comprised 9.1 percent of the portfolio. All other loans were 2.5 percent of the portfolio. In 1996, real estate mortgages were 66.5 percent of the portfolio, installment loans were 22.1 percent, commercial, financial and agricultural loans were 9.4 percent and other loans were 2.0 percent.

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

Loans that mature within one year totaled $49,514,000, or 33.6 percent of the loan portfolio at December 31, 1997.

Investment Securities

The investment portfolio represented 40.7 percent of average  earning
assets in  1997  and  40.4  percent  in  1996.   Average  investment
securities increased 4.5 percent in 1997 compared to 1996.   The  tax-
equivalent yield on the entire portfolio was 7.07, 6.96 and 7.01 percent in 1997, 1996 and 1995, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest-rate-sensitivity management. In addition, they serve as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic, tax status and financial trends.

Financial Discussion



The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The quality of obligations of states and political subdivisions will be BAA, A, AA, or AAA, the majority of which is AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service area, we may purchase certain unrated bonds of local municipalities provided they are of reasonable credit risk.

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

As of December 31, 1997, all investment securities were classified as available-for-sale. Management classified all securities as available-for-sale so that securities may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid.

Federal Funds Sold

Federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1997, 1996 and 1995, these funds represented approximately 1.5 percent, 2.2 percent and 2.2 percent, respectively, of average earning assets.


SOURCES OF FUNDS

Deposits

The Corporation's major source of investable funds is core deposits from retail and business customers. Core deposits consist of interest-bearing and noninterest-bearing deposits, including certificates of
deposit   over  $100,000.   Average  interest-bearing  core  deposits,
comprised of interest-bearing checking accounts, savings, certificates of deposit, money market and other time accounts, increased 2.7 percent in 1997, compared to 5.0 percent in 1996 and a 5.3 percent reduction in 1995. Average demand deposits (noninterest-bearing core deposits) increased 2.4 percent in 1997, 0.8 percent in 1996 and 10.3
percent  in  1995.   These deposits represent  approximately  12.6  of
average core deposits in 1997 and 1996.


Federal Home Loan Bank Borrowings

In 1997 these average borrowings increased slightly to 2.7 percent of average assets compared to 2.6 percent in 1996.

Shareholders' Equity and Capital Adequacy

Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain growth over time and to absorb unanticipated losses. Shareholders' equity at December 31, 1997, was $34.9 million, or $132.09 per share, compared with $32.2 million, or $121.85 per share at December 31, 1996 and $30.7 million, or $113.92 per share at December 31, 1995. At December 31, 1997, the Corporation's leverage ratio was 12.5 percent. At December 31, 1997, the Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were
22.5 percent for Tier 1, or "core" capital, and 23.8 percent for total qualifying capital. At December 31, 1996, the Corporation's leverage ratio was 12.2 percent. At December 31, 1996, the Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were
21.4 percent for Tier 1 or "core" capital and 22.7 percent for total qualifying capital. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a well-capitalized institution, which are 6.0 percent for Tier 1, 10.0 percent for total qualifying capital, and 5.0 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE
FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board (FASB) has issued two standards that have not been adopted by C B & T, Inc. but will be required to adopt after December 31, 1997 as follows:

   Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income
         a. Effective for fiscal year beginning after December 15, 1997.
         b. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity or owners.
         c. Management does not believe this statement will have any material effect on future financial statements.

   Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information
         a. Effective for fiscal year beginning after December 15, 1997.
         b.   This statement applies to public business enterprises.
         c.   An operating segment is a component of an enterprise:
                 1. That engages in business activities from which it may earn revenue and incur expense.
                 2. Whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and
                 3. For which discrete financial information is available.
         d. Management does not believe this statement will have any material effect on future financial statements.

The Financial Accounting Standards Board (FASB) has issued two standards that have been adopted by C B & T, Inc. as follows:

   Statement  of Financial Accounting Standards No. 128, Earnings  Per Share
        a.    Effective   prospectively  for  earnings   per   share
              computation for both interim and annual periods ending after December 15, 1997.
        b.    The statement  requires  a  reconciliation  of   the
              numerators and the denominators of the basic and diluted per-share computation for income and from continuing operations.
        c. Management does not believe this statement will have any material effect on future financial statements.

   Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure.
        a. Effective for financial statements for periods ending after December 15, 1997.
        b. An entity shall explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding.
        c. Management does not believe this statement will have any material effect on future financial statements.

                       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS












Shareholders and Board of Directors
C B & T, Inc.
McMinnville, Tennessee


     We have audited the accompanying consolidated balance sheets of C B & T, Inc. (the "Corporation") and its wholly-owned subsidiaries, principally City Bank & Trust Company (the "Bank"), as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of C B & T, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






Nashville, Tennessee
January 16, 1998

                         C B & T, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                   (Dollars in Thousands, Except Share Data)



                                                           1997            1996

ASSETS
Cash and due from banks                                 $  8,456       $  7,021
Federal funds sold                                             -          1,175
Investment securities - Note 2                           105,404        102,070
Loans, net of unearned income and allowance for
  possible loan losses - Notes 3 and 4                   145,335        142,096
Interest receivable                                        3,160          3,116
Bank premises and equipment, at cost
  less allowance for depreciation - Note 5                 2,061          2,333
Other assets - Notes 6 and 13                              4,070          3,648

TOTAL ASSETS                                            $268,486       $261,459

LIABILITIES
Deposits:
  Noninterest-bearing deposits                          $ 28,207       $ 28,178
  Interest-bearing deposits (including certificates
    of deposit over $100: 1997 - $31,387; 1996 -
    $28,943) - Note 7                                    190,936        189,379
                                                         219,143        217,557

Securities sold under agreements to repurchase -           2,273          1,362
  Note 8
Federal funds purchased - Note 8                           2,000              -
Accounts payable and accrued liabilities - Note 13         1,839          1,637
Interest payable                                           1,558          1,460
Federal Home Loan Bank borrowings - Note 9                 6,787          7,203

TOTAL LIABILITIES                                        233,600        229,219

COMMITMENTS AND CONTINGENCIES - Notes 10, 11 and 17

SHAREHOLDERS' EQUITY - Note 14
Common stock, $2.50 par value, authorized 1,000,000
  shares; issued 331,814 shares, including 67,701
  treasury shares in 1997 and 67,229 treasury
  shares in 1996                                             830            830
Additional paid-in capital                                 5,000          5,000
Retained earnings - Note 15                               33,467         31,179
Net unrealized gains (losses) on available-for-
sale securities, net of deferred income taxes -
  Note 2                                                   1,060            647
                                                          40,357         37,656

Less cost of treasury shares                           (   5,471)     (   5,416)

TOTAL SHAREHOLDERS' EQUITY                                34,886         32,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $268,486       $261,459

See accompanying notes to consoidated financial statements

                       C B & T, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                  (Dollars in Thousands, Except Share Data)




                                                         1997     1996     1995

INTEREST INCOME
Interest and fees on loans                            $14,043  $13,657  $13,021
Interest on investment securities:
  Taxable interest                                      4,632    4,772    4,952
  Tax-exempt interest                                   1,699    1,336    1,180
                                                        6,331    6,108    6,132
Other interest income                                     216      280      301
TOTAL INTEREST INCOME                                  20,590   20,045   19,454

INTEREST EXPENSE
Interest on deposits                                    8,779    8,372    8,069
Interest on other borrowed funds - Note 8                 109       46       56
Interest on long-term debt - Note 9                       435      412      593
TOTAL INTEREST EXPENSE                                  9,323    8,830    8,718

NET INTEREST INCOME                                    11,267   11,215   10,736
Provision for possible loan losses - Note 4               413      628      376
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE LOAN LOSSES                                   10,854   10,587   10,360

NONINTEREST INCOME
Service charges on deposit accounts                     1,223    1,211    1,064
Other service charges, commissions and fees               266      333      310
Net realized gains (losses) on investment
  securities - Note 2                                      36   (   22)  (   14)
Other income                                              597      536      456
TOTAL NONINTEREST INCOME                                2,122    2,058    1,816

NONINTEREST EXPENSES
Salaries and employee benefits - Notes 12 and 18        3,817    3,772    3,540
Net occupancy expense                                     352      306      283
Furniture and equipment expense                           859      812      764
Deposit insurance premium                                  27        2      242
Directors deferred compensation expense                   213      249      235
Other expenses                                          1,683    1,531    1,257
TOTAL NONINTEREST EXPENSES                              6,951    6,672    6,321

INCOME BEFORE PROVISION FOR INCOME TAXES                6,025    5,973    5,855
Provision for income taxes - Note 6                     1,754    1,856    1,788
NET INCOME                                            $ 4,271  $ 4,117  $ 4,067

Weighted average number of shares outstanding         264,288  267,865  271,150
Per share of Common Stock:
   Net income                                         $ 16.16  $ 15.38  $ 15.00

See accompanying notes to consolidated financial statements.

                         C B & T, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     (Dollars in Thousands, Except Share Data)



                                                                                Net Unrealized
                                                                                Gains (Losses)
                                                           Additional           on Available-
                                        Common Stock       Paid-in    Retained    For-Sale       Treasury
                                      Shares      Amount   Capital    Earnings   Securities       Shares     Total

BALANCE - JANUARY 1, 1995             331,814       $830    $5,000    $25,973     ($  657)       ($4,549)    $26,597
Net income for 1995                         -          -         -      4,067           -              -        4,067
Cash dividends declared, $4.50 per
  share                                     -          -         -    ( 1,225)          -              -       ( 1,225)
Purchase of outstanding Common Stock        -          -         -          -           -        (   287)      (   287)
Adjustment to account for transfer
  of securities from held-to-maturity
  to available-for-sale, net of
  deferred income taxes - Note 1            -          -         -          -          375             -           375
Net change in unrealized gains (losses)
  on available-for-sale securities,
  net of deferred income taxes              -          -         -          -        1,194             -         1,194

BALANCE - DECEMBER 31, 1995           331,814        830     5,000     28,815          912       ( 4,836)       30,721

Net income for 1996                         -          -         -      4,117            -             -         4,117
Cash dividends declared, $6.50
  per share                                 -          -         -    ( 1,753)           -             -       ( 1,753)
Purchase of outstanding Common
  Stock                                     -          -         -          -            -       (   580)      (   580)
Net change in unrealized gains (losses)
  on available-for-sale securities,
  net of deferred income taxes              -          -         -          -       (  265)            -       (   265)

BALANCE - DECEMBER 31, 1996           331,814        830     5,000     31,179          647       ( 5,416)       32,240

Net income for 1997                         -          -         -      4,271            -             -         4,271
Cash dividends declared, $7.50
  per share                                 -          -         -    ( 1,983)           -             -       ( 1,983)
Purchase of outstanding Common Stock        -          -         -          -            -       (    55)      (    55)
Net change in unrealized gains (losses)
  on available-for-sale securities,
  net of deferred income taxes              -          -         -          -          413             -           413

BALANCE - DECEMBER 31, 1997          331,814        $830    $5,000    $33,467       $1,060       ($5,471)      $34,886



See accompanying notes to consolidated financial statements.

                       C B & T, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           (Dollars in Thousands)



                                                     1997       1996       1995

OPERATING ACTIVITIES
Net income for the year                            $ 4,271    $ 4,117   $ 4,067
Adjustments to reconcile net income to net
  cash provided by operating activities:
Stock dividend                                      (   90)    (   82)   (   79)
Provision for possible loan losses                     413        628       376
Provision for depreciation and amortization            563        531       481
Amortization of investment security premiums,
  net of accretion of discounts                         82     (    3)       11
Net realized (gains) losses on investment
  securities                                        (   36)        22        14
Net loss on the disposal of fixed assets                12          -         4
Deferred income taxes                               (   88)    (   51)   (  107)
Increase in interest receivable                     (   44)    (   55)   (  119)
Increase in interest payable                            98        131       441
Decrease (increase) in other assets                 (  167)       102    (   40)
Increase in other liabilities                          201        287       203

NET CASH PROVIDED BY OPERATING ACTIVITIES            5,215      5,627     5,252

INVESTING ACTIVITIES
Purchases of investment securities                 (56,440)   (54,964)  (23,970)
Proceeds from sale of investment securities         24,575     17,254    22,537
Proceeds from maturities, calls and principal
  collections of investment securities              29,151     32,838    16,615
Net increase in loans                              ( 3,651)   ( 6,185)  (10,778)
Net purchases of premises and equipment            (   304)   (   731)  (   245)
Increase in cash value of life insurance           (   330)   (   244)  (   179)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                               ( 6,999)   (12,032)    3,980

FINANCING ACTIVITIES
Net increase in noninterest-bearing                  1,586      4,300       436
Proceeds from securities sold under
  agreements to repurchase                             912      1,362         -
Net increase (decrease) in federal
  funds purchased                                    2,000          -   ( 5,700)
Cash dividends                                     ( 1,983)   ( 1,753)  ( 1,225)
Purchase of outstanding common stock               (    55)   (   580)  (   287)
Proceeds from long-term debt                           349        993     4,000
Repayments of long-term debt                       (   765)   ( 3,017)  ( 2,594)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 2,044      1,305   ( 5,370)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       260    ( 5,100)    3,862

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                                    8,196     13,296     9,434

CASH AND CASH EQUIVALENTS - END OF YEAR            $ 8,456    $ 8,196   $13,296

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense                               $ 9,225    $ 8,699   $ 8,281
    Income taxes                                     1,875      2,105     1,753
See accompanying notes to consolidated
financial statements.

                       C B & T, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1997



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

  The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

  Principles of Consolidation
  The accompanying consolidated financial statements present the accounts and operations of the Corporation and the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Due from Banks
  Reserve requirements amounted to approximately $1.6 million and $1.4 million at December 31, 1997 and 1996, respectively.

  Cash Equivalents
  Cash equivalents include amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

  Investment Securities
  The Bank follows the accounting and reporting principles of Statement of Financial Accounting Standards No.115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities be categorized as held-to-maturity, available-for-sale, and trading securities, as follows:

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

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Investment Securities (Continued)
  Restricted Equity Securities
  Federal Home Loan Bank and First Community L.P. stock are classified as restricted equity securities and included in other assets.

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

  Loans
  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans. Loan origination fees and certain related direct costs are deferred and recognized as an adjustment of the yield on the interest method. Interest on loans is recognized as income based on the daily loan principal amounts outstanding.

  Loans are considered impaired when, based on current information, it is probable that all amounts of principal and interest due will not be collected according to the contractual terms of the loan agreement. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or for collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral. For purposes of applying impairment standards, the bank defines impaired loans as nonaccrual loans, loans contractually past due ninety days or more, loans identified as non-performing on the bank's problem loan list and certain loans restructured in a troubled debt restructuring. Interest accruals on impaired loans are discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

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

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  Long-Lived Assets
  On January 1, 1996, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Corporation be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair market value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The adoption of this statement had no effect on the consolidated financial statements.

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

  Reclassification
  Certain  amounts  have  been  reclassified  in  the  1996  and   1995
  consolidated   financial   statements  to   conform   to   the   1997
  presentation.

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

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 2 - INVESTMENT SECURITIES

  The following tables reflect the amortized cost, estimated fair values and gross unrealized gains and losses of debt securities held at December 31, 1997 and 1996:

                                                        Gross        Gross
                                          Amortized     Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses        Value
                                                        (Dollars in Thousands)
  1997
  Available-for-sale securities:
    U.S. Government and agency
    securities                            $ 28,305      $    274     ($     4)      $ 28,575      184     (         28,796
  Mortgage-backed securities                28,720           184     (    108)        28,796
  State and municipal securities            34,346         1,319            -         35,665
  Corporate debt securities                 12,324            44            -         12,368

                                          $103,695      $  1,821     ($   112)      $105,404

  1996
  Available-for-sale securities:
    U.S. Government and agency
    securities                            $ 44,058      $    387     ($    58)      $ 44,387
    Mortgage-backed securities              16,029           118     (    156)        15,991
    State and municipal securities          27,939           741     (     48)        28,632
    Corporate debt securities               13,000            70     (     10)        13,060

                                          $101,026      $  1,316     ($   272)      $102,070

 No investment securities were required to be written down pursuant to any other than temporary declines in fair value in 1997, 1996 or 1995.

 The amortized cost, estimated fair value and weighted yields of debt securities at December 31, 1997, by contractual maturities, are presented on the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are included in the final stated maturities which are consistent with the remaining portfolio. For tax-exempt obligations, the yields are shown on a fully taxable basis assuming a 34% tax rate.

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                               Amortized                Fair                  Yield
                                                  Cost                  Value              (unaudited)
                                                               (Dollars in Thousands)
  U.S. Government and agency securities:
    Within one year                             $  4,495              $  4,508                 6.76%
    After one but within five years               18,206                18,417                 6.79%
    After five but within ten years                5,604                 5,650                 6.68%
  Mortgage-backed securities:
    Within one year                                  108                   111                 8.09%
    After one but within five years                1,307                 1,350                 8.26%
    After five but within ten years               25,368                25,398                 6.92%
    After ten years                                1,937                 1,937                 6.74%
  States and political subdivisions:
    Within one year                                1,103                 1,113                 8.17%
    After one but within five years               12,800                13,351                 8.75%
    After five but within ten years                7,726                 8,067                 7.62%
    After ten years                               12,717                13,134                 7.56%
  Other investments:
    Within one year                                4,390                 4,413                 6.75%
    After one but within five years                7,934                 7,955                 6.14%

                                               $ 103,695             $ 105,404



                                                  1997                   1996                  1995
                                                                (Dollars in Thousands)

  Proceeds from sales of investment
  securities                                   $  24,575             $  17,254                $22,537

  Gross realized gains                         $      56             $      19                $    70
  Gross realized losses                               20                    41                     84

  Investment securities gain (losses), net     $      36            ($      22)              ($    14)

  Securities carried at $24 million and $22 million at December 31, 1997 and 1996, respectively (fair value: 1997 - $24.1 million; 1996 - $22.7 million), were pledged to secure deposits or for other purposes as required or permitted by law.

  At December 31, 1997, the Corporation did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 3 - LOANS

  The following is a summary by category of loans outstanding as of December 31, 1997 and 1996:

                                                        1997            1996
                                                       (Dollars in Thousands)

  Commercial, financial and agricultural              $  13,475       $  13,574
  Real estate - construction                              3,597           2,903
  Real estate - mortgage                                 97,653          96,326
  Installment                                            32,758          32,073
  Lease financing                                            52              68
                                                        147,535         144,944
  Less:
    Unearned income                                  (      287)     (      917)
    Allowance for possible loan losses               (    1,913)     (    1,931)

                                                       $145,335        $142,096

  A summary of loan maturities as of December
  31, 1997 and 1996 follows:

  Fixed Rate Loans
    Due in one year or less                            $ 28,573        $ 31,155
    Due after one year                                   85,823          81,703
    Due after five years                                  8,098           7,957

                                                       $122,494        $120,815
  Floating Rate Loans
    Due in one year or less                            $ 20,941        $ 19,222
    Due after one year                                    3,343           4,525
    Due after five years                                    757             382

                                                       $ 25,041        $ 24,129

  Directors, executive officers or principal holders of equity securities (and their associates, including organizations of which such person is a general partner or in which such person holds a ten percent or more ownership) of the Corporation and/or the Bank were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. The following is a summary of the changes in related party loans in 1997 and 1996.

                                                        1997            1996
                                                       (Dollars in Thousands)

  Balance - beginning of year                            $3,498          $3,524

  New loans made or additions to existing loans           1,807           2,365
  Repayments                                             (2,161)        ( 2,391)

  Balance - end of year                                  $3,144          $3,498

  These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 3 - LOANS (CONTINUED)

  Impaired Loans

  The following loans have been identified as impaired as of December 31:

                                                       1997            1996
                                                      (Dollars in Thousands)

  Impaired loans with an allowance                    $1,115           $1,280
  Impaired loans without an allowance                    289              453

    Total impaired loans                              $1,404           $1,733

  Allowance for impaired loans                        $  317           $  370

  Average balance of impaired loans during
  the year                                            $1,568           $1,724

  During 1997, the Bank recognized interest income on impaired loans of $119,000 ($123,000 in 1996), which included $113,000 of cash payments received ($104,000 in 1996). Interest income in the amount of $19,000 was recognized for cash payments received in 1995.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

  Changes in the allowance for possible loan losses follow:

                                               1997        1996         1995
                                                  (Dollars in Thousands)

  Balance - beginning of year                $ 1,931     $ 1,864      $ 1,733
  Provision charged to operating
  expenses                                       413         628          376
                                               2,344       2,492        2,109

  Amount charged off                        (    614)   (    639)    (    339)
  Recoveries                                     183          78           94
  Net loans charged off                     (    431)   (    561)    (    245)

  Balance - end of year                      $ 1,913     $ 1,931      $ 1,864

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES (CONTINUED)

  It is management's opinion that the allowance was adequate at December 31, 1997 and 1996, based on conditions reasonably known to management. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

  For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum amount allowable by the Internal Revenue Code.



NOTE 5 - PREMISES AND EQUIPMENT

  Premises and equipment consist of the following at December 31:

                                                       1997            1996
                                                      (Dollars in Thousands)

  Land                                               $   208         $   208
  Buildings                                            1,732           1,732
  Fixtures and equipment                               3,888           3,777
                                                       5,828           5,717
  Less allowances for depreciation                  (  3,767)       (  3,384)

                                                     $ 2,061         $ 2,333

  The provision for depreciation of premises and equipment amounted to $563,000 for 1997, $531,000 for 1996, and $481,000 for 1995.



NOTE 6 - INCOME TAXES

  The provisions for income taxes consist of the following:
                                                   1997       1996       1995
                                                      (Dollars in Thousands)
  Current:
    Federal                                      $1,470      $1,536     $1,526
    State                                           372         371        369
  Total current                                   1,842       1,907      1,895

  Deferred:
    Federal                                     (    74)    (    43)   (    91)
    State                                       (    14)    (     8)   (    16)
  Total deferred                                (    88)    (    51)   (   107)

  Total provision for income tax                 $1,754      $1,856     $1,788

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 6 - INCOME TAXES (CONTINUED)

  The deferred tax effects of principal temporary differences are shown in the following table:

                                                       1997            1996
                                                      (Dollars in Thousands)

  Deferred tax assets:
    Deferred benefit plan liability                   $ 497            $400
    Allowance for possible loan losses                  328             335
    Leases                                                -               2
    Premises and equipment                               14               -
  Total deferred tax assets                             839             737

  Deferred tax liabilities:
    Leases                                                1               -
    Premises and equipment                                -              21
    Stock dividends received                            118              84
    Net unrealized gain on
    available-for-sale securities                       650             397
    Total deferred tax liabilities                      769             502

  Net deferred tax asset                              $  70            $235

  A reconciliation of total income taxes reported with the amount of income  taxes  computed at the federal statutory  rate  (34%
  each year) follows:

                                                  1997       1996        1995
                                                    (Dollars in Thousands)

  Tax expense at statutory rates                $ 2,049     $2,031      $1,991
  Increase (decrease) in taxes
  resulting from:
    Nondeductible interest expense                   71         57          54
    Tax-exempt income                          (    587)   (   474)    (   413)
    Tax effect of state income taxes                236        239         232
    Other - net                                (     15)         3     (    76)

                                                $ 1,756     $1,856      $1,788


NOTE 7 - DEPOSITS

  The following is  a  detail  of  the  maturity   ranges   of
  certificates of deposit of $100,000 or more as of December 31, 1997 and 1996:

                                                       1997            1996
                                                      (Dollars in Millions)

  Under 3 months                                     $  7.4          $  7.4
  3 to 6 months                                         6.4             7.0
  6 to 12 months                                        8.4            10.8
  Over 12 months                                        9.2             3.7

                                                     $ 31.4           $28.9

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 7 - DEPOSITS (CONTINUED)

  Deposits from related parties amounted to $3.3 million at December 31, 1997 and $3.8 million at December 31, 1996.



NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  For the year ended December 31, 1997, the average balance of federal funds purchased was $131,000 ($7,000 in 1996), and the average interest rate charged was 5.6% (5.6% in 1996). Unused lines of credit for short-term financing totaled $12 million at December 31, 1997 ($11 million at December 31, 1996).

  Securities sold under agreements to repurchase mature one business day following the transaction date. The securities sold represent investments which are registered to and under control of the Bank. For the year ended December 31, 1997, securities sold under agreements to repurchase averaged approximately $2,380,000 ($1,129,000 in 1996). The average interest rate paid on such agreements during the year was 4.00% (4.00% in 1996), and the maximum month-end balance during the year was $3,334,000 ($1,578,000 in 1996).



NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS

  The Bank has a line-of-credit under an agreement with the Federal Home Loan Bank of Cincinnati (FHLB). The purpose of the line is to hedge the interest rate on long-term lending. The Bank applied for and received various commitments under the agreement, with respect to which borrowings outstanding amounted to $6,787,000 at December 31, 1997 ($7,203,000 at December 31, 1996). Such borrowings mature in level monthly installments through 2013. The Bank had no remaining optional takedown commitments under the agreement at December 31, 1997.

  The advances accrue interest at a fixed rate which is determined when the advance is made. The weighted average rate on all such borrowings drawn to date is 6.06%.

  The FHLB requires the Bank to maintain FHLB stock and obligations of the United States of America, obligations fully guaranteed by the
  United  States  of  America,  or other  securities  approved  by  and delivered to the FHLB as collateral for such borrowings. The carrying value of the collateral securing the advances at December 31, 1997 and 1996, was as follows:

                                              1997            1996
                                             (Dollars in Thousands)

  FHLB stock                                 $ 1,317         $ 1,227
  U.S. Government agency securities            8,318           8,500

                                             $ 9,635         $ 9,727

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS (CONTINUED)

  During each twelve month period, the Bank has the option of making one partial prepayment of principal without a prepayment fee. The remaining principal balance of all advances outstanding as of December 31, 1997, matures as follows:

           Year ending December 31,                    Amount
                                               (Dollars in Thousands)

                   1998                                $   821
                   1999                                    849
                   2000                                    879
                   2001                                    914
                   2002                                    953
                   Thereafter                            2,371

                                                       $ 6,787



NOTE 10 - LEASES

  The Corporation and the Bank are obligated for rental payments under various operating leases. All building leases have renewal options
  available.   There are no contingent rental clauses  in  any  of  the
  leases.

  Total rental expense incurred under all operating leases amounted to $77,000 in 1997 ($70,000 in 1996 and $72,000 in 1995).

  Future minimum rental commitments as of December 31, 1997 for all noncancellable operating leases with initial or remaining terms of one year or more are as follows:

           Year ending December 31,                    Amount
                                               (Dollars in Thousands)

                   1998                                $  99
                   1999                                   80
                   2000                                   65
                   2001                                   40
                   2002                                   18
                   Thereafter                             43

                   Total future minimum
                   lease payments                      $ 345



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

                             DECEMBER 31, 1997



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

                                                      Contract or
                                                    Notional Amount
                                                (Dollars in Thousands)

  Financial instruments whose contract
  amounts represent credit risk at
  December 31, 1997:
    Commitments to extend credit                        $ 31,089
    Standby letters of credit                                105

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

                             DECEMBER 31, 1997



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

  The contributions are invested in a Trust fund managed by the Bank's Trust Department and from which benefits are distributed. As of December 31, 1997, 100 persons (98 in 1996 and 95 in 1995) were participating in the Plan, and the Bank's annual contribution amounted to $105,000 ($103,000 in 1996 and $98,000 in 1995). Total
  salaries of Participants during 1997 were $2,901,000 ($2,664,000 in 1996 and $2,521,000 in 1995). The Bank contributed approximately 3.62% of Participants' salaries in 1997 (3.87% in 1996 and 3.89% in 1995).



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

  In accordance with generally accepted accounting principles, the Bank has recorded a liability in the amount of the present value of an investment necessary to amortize the future liability over the years the services are rendered. The amount charged to expense for 1997 was $268,000 ($226,000 in 1996 and $201,000 in 1995).

  The Bank has chosen to fund the obligation by purchasing and owning life insurance contracts, naming the Bank as beneficiary, on each participating director. The value of the contracts is carried as an asset of the Bank as follows:

                                                       1997            1996
                                                      (Dollars in Thousands)

  Value of contracts - beginning of year              $1,485          $1,241
  Increase in surrender value                            330             244

  Value of contracts - end of year                    $1,815          $1,485

  Liabilities for contracts - beginning of year       $1,054          $  831
  Increase in liabilities recognized as
  expense for the year                                   268             235
  Payment of benefits                                (    12)        (    12)

  Liabilities for contracts - end of year             $1,310          $1,054


  The  Board  of  Directors  elected to terminate  the  plan  effective
  January 7, 1998. Under the provisions of this resolution, no additional fees may be deferred after January 7, 1998. The Bank further elected to pay monthly benefits to all current and past directors in the same manner and amount that would have occurred had the participant terminated service as a director on January 7, 1998.

                       C B & T, INC. AND SUBSIDIARIES

                              DECEMBER 31, 1997



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

  Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

  As of December 31, 1997 and 1996, the Corporation and the Bank both had ratios which exceeded the regulatory requirement to be classified as " well capitalized" under the regulatory framework for prompt corrective action. As of March 3, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Corporation's and the Bank's risk-based capital and related ratios as of December 31, 1997 and 1996 are as follow:

                                                                              Capitalized Under
                                                        For Capital           Prompt Corrective
                                      Actual         Adequacy Purposes        Action Provisions
                                  Amount    Ratio    Amount      Ratio        Amount      Ratio
                                                   (Dollars in Thousands)
  As of December 31, 1997
  Total Capital (to Risk
  Weighted Assets):
    Consolidated                 $35,703    23.8%    $12,013      8.0%        $15,016     10.0%
    Bank                         $35,616    23.9%    $11,932      8.0%        $14,916     10.0%

  Tier 1 Capital (to Risk
  Weighted Assets):
    Consolidated                 $33,826    22.5%    $ 6,006      4.0%        $ 9,009      6.0%
    Bank                         $33,751    22.6%    $ 5,966      4.0%        $ 8,949      6.0%

  Tier 1 Capital (to
  Average Assets):
    Consolidated                 $33,826    12.5%    $10,867      4.0%        $13,584      5.0%
    Bank                         $33,751    12.5%    $10,765      4.0%        $13,457      5.0%

  As of December 31, 1996
  Total Capital (to Risk
  Weighted Assets):
    Consolidated                 $33,436    22.7%    $11,789      8.0%        $14,736     10.0%
    Bank                         $33,356    22.7%    $11,731      8.0%        $14,664     10.0%

  Tier 1 Capital (to Risk
  Weighted Assets):
    Consolidated                 $31,593    21.4%    $ 5,895      4.0%        $ 8,843      6.0%
    Bank                         $31,522    21.5%    $ 5,865      4.0%        $ 8,798      6.0%

  Tier 1 Capital (to
  Average Assets):
    Consolidated                 $31,593    12.2%    $10,370      4.0%        $12,963      5.0%
    Bank                         $31,522    12.2%    $10,367      4.0%        $12,959      5.0%

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 15 - DIVIDEND AND NET ASSET RESTRICTIONS

  Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its shareholders and for other working capital needs. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Bank.



NOTE 16 - SELF-INSURED PLANS

  On October 1, 1996, the Bank began self-insuring its employees' medical and short-term disability claims. A liability and a provision for claims is recorded monthly by the Bank to recognize estimated claims under this plan. A portion of these costs is recovered through employee contributions, which
  amounted  to  $101,800  in  1997  and  $20,700  in  1996.   Those
  eligible under the plan include full-time employees who have met certain length-of-service requirements.

  The Bank's maximum liability for covered claims under the plan for the year ended September 30, 1998 is estimated to be approximately $350,000 (less employee contributions), with a maximum of $10,000 for any individual employee claim. The Bank's expense under the plan amounted to $158,000 in 1997 ($50,470 in 1996).



NOTE 17 - SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

  The Bank grants agribusiness, commercial and residential loans to customers primarily in Warren and DeKalb Counties, Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the agribusiness industry.



NOTE 18 - INCENTIVE BONUS PLAN

  The  Bank  has an incentive bonus plan pursuant to which officers of the Bank receive, subject to an annual review and modification by the Bank's Board of Directors, a bonus determined by the Bank's performance as measured by its return on assets. For the year 1997, the bonus was $133,000 ($136,000 in 1996 and $126,000 in 1995).

                         C B & T, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                            CONDENSED BALANCE SHEETS

                                                   1997                1996
                                                     (Dollars in Thousands)

  ASSETS
  Cash                                           $     1             $     -
  Investment in bank subsidiary                   34,811              32,169
  Investment in non-bank subsidiaries                  9                   6
  Other investments                                   69                  69

                                                 $34,890             $32,244
  LIABILITIES
  Taxes payable                                  $     4             $     4

  SHAREHOLDERS' EQUITY
  Common stock, par value $2.50 per share,
    authorized 1,000,000 shares;
    issued 331,814 shares, including
    67,701 treasury shares in 1997
    (67,229 treasury shares in 1996)                 830                 830
  Additional paid-in capital                       5,000               5,000
  Retained earnings                               33,467              31,179
  Net unrealized gains (losses) on
  available-for-sale securities                    1,060                 647
                                                  40,357              37,656

  Less cost of treasury shares                  (  5,471)           (  5,416)

                                                  34,886              32,240

                                                 $34,890             $32,244

                        CONDENSED STATEMENTS OF INCOME


                                                   1997      1996      1995
                                                    (Dollars in Thousands)

  INCOME:
  Dividends received - bank                       $1,999    $2,306    $1,481
  Other income                                        46        33        56
                                                   2,045     2,339     1,537
  EXPENSES:
  Professional fees                                    -         -         -

  Income before income tax allocation and
    equity in undistributed net income
    of subsidiary                                  2,045     2,339     1,528

  Allocation of income taxes                           7         4         5

  INCOME BEFORE EQUITY IN UNDISTRIBUTED
    NET INCOME OF SUBSIDIARY                       2,038     2,335     1,523

  Net income of subsidiaries less
    distributions:
      Subsidiary bank                              2,230     1,778     2,544
      Non-bank subsidiaries                            3         4         -

                                                   2,233     1,782     2,544

  NET INCOME                                     $ 4,271    $4,117    $4,067

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


                     CONDENSED STATEMENTS OF CASH FLOWS



                                                    1997      1996       1995
                                                     (Dollars in Thousands)

  OPERATING ACTIVITIES
  Net income                                       $4,271    $4,117     $4,067
  Adjustments to reconcile net income to
    net cash provided by
    operating activities:
  Net income of subsidiaries less
    distributions:
    Subsidiary bank                               ( 2,229)  ( 1,778)   ( 2,544)
    Non-bank subsidiaries                         (     3)  (     4)         -
  Increase (decrease) in taxes payable                  -         -    (    11)

  NET CASH PROVIDED BY OPERATING ACTIVITIES         2,039     2,335      1,512

  INVESTING ACTIVITIES
  Investment in non-bank subsidiaries                   -   (     2)         -

  NET CASH USED IN INVESTING ACTIVITIES                 -   (     2)         -

  FINANCING ACTIVITIES
  Purchase of outstanding common stock           (     55)  (   580)   (   287)
  Cash dividends                                 (  1,983)  ( 1,753)   ( 1,225)

  NET CASH USED IN FINANCING ACTIVITIES          (  2,038)  ( 2,333)   ( 1,512)

  INCREASE IN CASH                                      1         -          -

  CASH - BEGINNING OF YEAR                              -         -          -

  CASH - END OF YEAR                              $     1   $     -     $    -



NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value estimates made as of December 31, 1997 and 1996 are based on relevant market information about the financial instruments. These estimates do not reflect any premiums or discounts that could result from offering for sale at one time the Corporation's or the Bank's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the
  estimates.   In  addition,  the  tax  ramifications  related  to  the
  realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

  Deposit Liabilities -- The fair value of deposits with no stated maturity, was, by definition, equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using discount rates equal to interest rates offered at the valuation date for deposits of similar remaining maturities.

  Short-Term Borrowings -- The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, if any, are considered to approximate their fair values.

  The estimated fair values of financial instruments are as  follows:

                                  December 31, 1997           December 31, 1996
                                  Carrying     Fair           Carrying     Fair
                                  Amounts     Values          Amounts     Values
                                               (Dollars in Thousands)
  Financial Assets
    Cash and cash
    equivalents                 $  8,456    $  8,456         $  8,196   $  8,196
    Securities available-
    for-sale                     105,404     105,404          102,070    102,070
    Loans, net of
    allowance for possible
    loan losses                  145,335     142,345          142,096    141,754
    Accruedinterest
    receivable                     3,160       3,160            3,116      3,116

  Financial Liabilities
    Deposits                     219,143     219,306          217,557    217,701
    Long-term debt                 6,787       6,759            7,203      6,755
    Short-term borrowings          4,273       4,273            1,362      1,362
    Accrued interest payable       1,558       1,558            1,460      1,460

  At December 31, 1997 and 1996, the Bank had commitments to extend credit and outstanding standby letters of credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair market value.

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

                       C B & T, INC. AND SUBSIDIARIES

                             DECEMBER 31, 1997



NOTE 21 - QUARTERLY RESULTS OF OPERATIONS

  The following is a summary of the unaudited consolidated quarterly results of operations:

                                   First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter    Total
                                (Dollars in Thousands Except Share Data)

  1997
  Interest income                $ 5,012    $ 5,201   $ 5,225  $ 5,152   $20,590
  Interest expense                 2,245      2,345     2,376    2,357     9,323
  Net interest income              2,767      2,856     2,849    2,795    11,267
  Provision for possible
    loan losses                      140         82        91      100       413
  Noninterest expenses, net
    of noninterest income          1,062      1,219     1,107    1,441     4,829
  Income before income taxes       1,565      1,555     1,651    1,254     6,025
  Income taxes                       486        442       487      339     1,754

  Net income                     $ 1,079    $ 1,113   $ 1,164  $   915   $ 4,271

  Earnings per share             $  4.08    $  4.21   $  4.41  $  3.46   $ 16.16

                                   First    Second     Third    Fourth
                                  Quarter  Quarter    Quarter   Quarter  Total

  1996
  Interest income               $ 4,929     $ 5,026   $ 5,049  $ 5,041   $20,045
  Interest expense                2,205       2,174     2,206    2,245     8,830
  Net interest income             2,724       2,852     2,843    2,796    11,215
  Provision for possible
    loan losses                      93          85       123      327       628
  Noninterest expenses, net
    of noninterest income           992       1,136     1,037    1,449     4,614
  Income before income taxes      1,639       1,631     1,683    1,020     5,973
  Income taxes                      519         512       533      292     1,856

  Net income                    $ 1,120     $ 1,119   $ 1,150  $   728   $ 4,117

  Earnings per share            $  4.15     $  4.15   $  4.35  $  2.72   $ 15.37



NOTE 22 - MERGER AGREEMENT

  Effective January 6, 1998, the Bank's Board of Directors approved a preliminary merger agreement pursuant to which, if consummated, the Bank will become a subsidiary of Union Planters National Bank, a registered bank holding company with its principal office in Memphis, Tennessee. The Board is scheduled to meet on May 29, 1998 to finalize the agreement. The agreement is subject to the approval of the Bank's shareholders and appropriate regulatory authorities and includes certain other conditions precedent.

                      C B & T, INC. AND SUBSIDIARIES


Table 1  --    Distribution  of Assets, Liabilities and  Shareholders'
               Equity, Interest Rates and Interest Differential


                                                            1997
                                             Average      Interest      Interest
                                             Balance   Income/Expense     Rate
                                                   (Dollars in Thousands)

ASSETS
   Bank interest-bearing deposits          $     65        $    4          6.15%
   U.S. Treasury securities                   8,295           579          6.98
   U.S. Government agencies and
     corporations                            49,397         3,265          6.61
   Securities of States and political
     subdivisions                            31,638         2,574 *        8.14
   Other investments                         12,603           788          6.25
   Federal funds sold                         3,869           212          5.48
   Loans, net                               144,592        14,043          9.71
        TOTAL EARNING ASSETS                250,459       $21,465          8.57
  Cash and due from banks                     7,033
  Other assets                                9,859
        TOTAL ASSETS                       $267,351

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    NOW accounts                           $ 23,826        $  578          2.43%
    Money market deposit accounts            19,694           761          3.86
    Savings                                  29,415           875          2.97
    Time of $100M or more                    30,381         1,747          5.75
    Time--other                              90,487         4,818          5.32
      TOTAL INTEREST-BEARING DEPOSITS       193,803         8,779          4.53
  Federal funds purchased                     2,505           109          4.35
  Long-term debt                              7,134           435          6.10
      TOTAL INTEREST-BEARING LIABILITIES    203,442        $9,323          4.58
  Demand deposits                            27,864
  Other liabilities                           4,006
      TOTAL LIABILITIES                     235,312
  Shareholders' equity                       32,039
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $267,351

  Spread between combined rates earned
  and combined rates paid*                                                 3.99%

  Net yield on interest earning assets*                                    4.85%

  *Taxable equivalent basis

        Year Ended December 31,
                 1996                                      1995
    Average    Interest       Interest        Average    Interest      Interest
    Balance  Income/Expense     Rate          Balance  Income/Expense    Rate
        (Dollars in Thousands)                    (Dollars in Thousands)


  $     62       $    5        8.06%         $     60     $     3         5.00%
    18,221        1,284        7.05            20,465       1,451         7.09
    43,377        2,797        6.45            49,820       3,227         6.48
    24,765        2,024 *      8.17            21,454       1,788 *       8.33
    11,212          691        6.16             4,466         274         6.14
     5,199          275        5.29             5,070         297         5.86
   138,511       13,657        9.86           131,761      13,021         9.88
   241,347      $20,733        8.59           233,096     $20,061         8.61
     6,855                                      6,353
     9,148                                      8,880
  $257,350                                   $248,329



  $ 24,158     $   588        2.43%          $ 23,758     $   660         2.78%
    18,333         574        3.13             18,990         593         3.12
    30,530         904        2.96             30,733       1,003         3.26
    27,186       1,543        5.68             23,622       1,348         5.71
    88,563       4,763        5.38             82,632       4,466         5.40
   188,770       8,372        4.44            179,735       8,070         4.49
     1,136          46        4.05                825          54         6.55
     6,802         412        6.06              9,907         593         5.99
   196,708      $8,830        4.49            190,467      $8,717         4.58
    27,217                                     27,013
     3,498                                      2,538
   227,423                                    220,018
    29,927                                     28,311

  $257,350                                   $248,329



                              4.10%                                       4.03%

                              4.93%                                       4.87%

                     C B & T, INC. AND SUBSIDIARIES



Table 2   --Distribution  of  Assets,  Liabilities  and  Shareholders'
            Equity,   Interest   Rates   and   Interest   Differential --
           (Continued)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                   1997 Compared to 1996
                                                       Increase (Decrease)
                                             Volume          Rate          Net
                                                    (Dollars in Thousands)
Interest Income
  Bank interest-bearing deposits            $  0           ($  1)         ($  1)
  Net Loans                                  600           ( 214)           386
  Taxable investment securities            ( 311)             74          ( 237)
  Nontaxable investment securities*          562           (  12)           550
  Other securities                            86              11             97
  Federal funds sold                       (  70)              7          (  63)
    TOTAL INTEREST INCOME*                  $867           ($135)          $732


Interest Expense
  NOW accounts                            ($  10)         ($   0)        ($  10)
  Money market deposit accounts               43             144            187
  Savings                                 (   33)              4         (   29)
  Time deposits                              288          (   29)           259
  Federal funds purchased                     55               8             63
  Long-term debt                              20               3             23
    TOTAL INTEREST EXPENSE                  $363            $130           $493



* Tax equivalent basis

The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

             1996 Compared to 1995                      1995 Compared to 1994
            Increase (Decrease)                           Increase (Decrease)
     Volume      Rate          Net                 Volume      Rate        Net
         (Dollars in Thousands)                       (Dollars in Thousands)

     $  0       $  2          $  2                ($    1)     $  1      $    0
      667      (  31)          636                  1,395       430       1,825
   ( 576)      (  21)        ( 597)               ( 1,379)      297      (1,082)
     276       (  40)          236                (   340)    (  84)     (  424)
     414           3           417                    136        41         177
       8       (  30)        (  22)                   119       122         241
    $789       ($117)         $672                ($   70)     $807       $ 737



   $  11       ($ 83)       ($  72)                ($  13)   $   22       $   9
  (   21)          2        (   19)                (  286)       38      (  248)
  (    7)      (  92)       (   99)                (  175)       76      (   99)
     524       (  32)          492                    235     1,461       1,696
      20       (  28)       (    8)                (   25)       15      (   10)
  (  186)          5        (  181)                   116         2         118
    $341       ($228)         $113                  ($148)   $1,614      $1,466

                     C B & T, INC. AND SUBSIDIARIES



Table 3 --Summary of Loan Loss Experience


                                                  Year Ended December 31,
                                       1997     1996     1995     1994     1993
                                                   (Dollars in Thousands)

Balance at beginning of period       $1,931   $1,864   $1,733    $1,601   $1,453
Loans charged off:
   Commercial, financial, and
   agricultural                         206      170      128       129      143
   Real estate-mortgage                 105      241       39        90       49
   Installment                          303      228      172       124      179
    TOTAL LOANS CHARGED OFF             614      639      339       343      371

Recoveries of loans previously
   charged off:
   Commercial, financial, and
   agricultural                           8       21       25        65        9
   Real estate--mortgage                109       17        5         3        9
   Installment                           66       40       64        77       70
    TOTAL RECOVERIES                    183       78       94       145       88
    NET LOANS CHARGED OFF               431      561      245       198      283

Additions to the allowance charged
 to operating expenses                  413      628      376       330      431
    BALANCE AT END OF PERIOD         $1,913   $1,931   $1,864    $1,733   $1,601



                                       1997     1996     1995     1994     1993
Ratio of net charge-offs
   (recoveries) during
   the periods to average
   loans outstanding                  .30%     .41%     .19%     .17%     .26%

                     C B & T, INC. AND SUBSIDIARIES



Table 4 -- Financial Ratios

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                              Year Ended December 31,
                                            1997       1996       1995
Percentage of net income to:
  Total average assets                      1.60       1.60       1.64
  Average shareholders' equity             13.33      13.76      14.37

Percentage of dividends declared
per average
  Common share to net income
    per average Common Share               46.41      42.29      30.00

Percentage of average shareholders'
equity
  to total average assets                  11.98      11.63      11.40

                       C B & T, INC. AND SUBSIDIARIES



             SUMMARY OF CONSOLIDATED SELECTED FINANCIAL DATA


                                     1997      1996     1995     1994     1993
                                     (Dollars in Thousands - Except Per Share)

Interest Income                    $ 20,590  $ 20,045 $ 19,454 $ 18,572 $ 18,730
Net interest income                  11,267    11,215   10,736   11,321   11,578
Provision for possible loan losses      413       628      376      330      431
Income from continuing operations
  (net income)                        4,271     4,117    4,067    4,260    4,966
Total assets                        268,486   261,459  255,882  254,973  247,524
Long-term debt                        6,787     7,203    9,226    7,821    7,729
Per share data of Common Stock:
  Income from continuing
    operations (net income)           16.16     15.37    15.00    14.37    15.58
   Dividends                           7.50      6.50     4.50     4.10     3.95




COMMON STOCK MARKET PRICE INFORMATION

There is no established public trading market for the Corporation's common Stock and the stock is not traded on any securities exchange. There were approximately 625 shareholders of record of the Common Stock of the Corporation at December 31, 1997.

The price range of the known sales of the Common Stock of the corporation for 1997 and 1996 was a minimum of $115.40 to a maximum of $120.20 and a minimum of $76.00 to a maximum of $115.40 respectively.

The Corporation paid dividends of $7.50 per share in 1997 and $6.50 per share in 1996. The dividends were paid semiannually.

The Corporation expects to continue to pay regular semiannual cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

Our Commitment/Our Staff

Our staff is committed to providing quality professional service to all our customers in a very, friendly way...We enjoy and take serious our job of serving our trade area well.


    Shannon R. Adamson       Ronald D. Goodwin      Amanda J. Odom
    Donna L. Argo            Amy L. Green           Barbara L. Orrick
    Judith E. Baker          Dana M. Green          J. Allan Parker
    Angela K. Bigley         N. Sue Grissom         M. Lynn Parker
    Teresa F. Black          Linda C. Hamilton      Christopher J. Patterson
    Joe N. Blanton           Shannon C. Hamilton    Betty B. Prater
    Jean Bonner              Lynne R. Hamrick       C. Tim Prater
    Correen K. Boren         Lisa C. Hash           Sheryl L. Prater
    Demple L. Boyd           Shannon L. Haston      Jane Ann Pryor
    Dean Brewer              C. Renee Hawkins       Amy C. Rains
    Barbara J. Broussard     Nancy C. Hendrix       Rita M. Ramsey
    Carole Ann Brown         Teresa A. Hennessee    Tammy R. Reynolds
    Jerry N. Brown           James H. Hillis        Nina J. Rhody
    Larry E. Brown           Lisa A. Hillis         Ella J. Rickmond
    Donna Bryant             Melissa A. Holland     V. Sue Roberts
    Nelda S. Burklow         M. Preston Huckeby     Nancy A. Rogers
    Terri L. Burnett         Judy A. Huddleston     Marlene A. Sauer
    Edmond D. Busic          Vivian T. Johnson      Andrea R. Searcy
    Cheryl R. Byford         Elaine C. Jones        Tammy L. Sharpe
    Shelia D. Caldwell       Janice E. Jones        Elizabeth P. Smith
    Rhonda A. Carr           J. Gail Jones          Kenneth W. Smith
    E. LeAnn Cartwright      Debra  T. Kell         Sue J. Stewart
    Lois B. Cates            Judye C. Killian       Shirley A. Stout
    Dawn C. Christian        Denise A. King         Starla A. Strickland
    Sherry A. Clendenon      Regina L. Kirby        Tracie J. Travis
    Larry C. Couch           Cindy R. Lann          Johnny T. Taylor
    S. Lynn Daugherty        Glyna F. Lee           Patricia A. Taylor
    Barbara D. Davis         V. Lorrie Lee          Rayola M. Teal
    Pam S. England           Rosa Lee Madewell      Randall G. Tramel
    Donna D. Evans           Emogene R. Magness     Sandra A. Turner
    Lisa G. Garrison         Danny L. Martin        Jewell Walker
    Candace A. Gentry        E. Wayne Martin        Kathy C. Ward
    Diana L. George          Kenneth D. Martin      Sharon E. West
    Doris A. Giles           James A. McBee         Tarron G. Williams
    Linda S. Gilley          Patty L. Mikes         Dan T. Wolfe
    Deborah E. Glenn         Robert L. Miller       K. Dwayne Woods
    Eric A. Golden           Lonnie D. Milstead     Heather B. Young
    Jeffrey A. Golden        Vicki L. Mitchell      S. Todd Young

                    COMMUNITY INVOLVEMENT PICTURES

                    COMMUNITY INVOLVEMENT PICTURES

                    COMMUNITY INVOLVEMENT PICTURES

                    COMMUNITY INVOLVEMENT PICTURES

                    COMMUNITY INVOLVEMENT PICTURES

THE CORPORATION

C B & T, Inc. is a one-bank holding company incorporated in Tennessee and registered under the Bank Holding Company
Act of 1956, offering a full line of traditional banking services through its wholly-owned subsidiaries, City Bank &
Trust Company.

Chartered in 1912, City Bank & Trust Company provides the Warren and Dekalb County trade area with financial services including general, commercial and retail banking, personal and corporate trusts and financial management services. A total of six offices are located in mcMinnville and one in Smithville. A cash machine is located at CYC, Inc. and a full service Automated Teller Machine provides service at River Park Hospital.

C B & T, INC. is subject to the regulatory authority of the Federal Reserve Board and the Securities and Exchange Commission. City Bank & Trust Company is subject to the regulating authority of the State of Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation.

CORPORATE INFORMATION

Corporate Headquarters:       101 East Main Street, McMinnville, Tennessee 37110
                              1-888-473-2147 or (931)473-2147

Annual Meeting:               May 29, 1998, 2:30 p.m.
                              Director's Room, 2nd Floor, City Bank & Trust
                              Company Bldg.
                              101 East Main Street, McMinnville, Tennessee 37110

Transfer Agent and Registrar: City Bank & Trust Company
                              Stock Transfer Department
                              P. O. Box 100, McMinnville, Tennessee 37111

Legal Counsel:                B. Timothy Pirtle
                              3rd Floor, City Bank & Trust Company Bldg.
                              101 East Main Street, McMinnville, Tennessee 37110

Auditors/Tax Accountants:     Kraft Bros., Esstman, Patton & Harrell, PLLC
                              Certified Public Accountants
                              Nashville, Tennessee 37219

FORM 10-K                     A copy of the Corporation's 19097 annual report
                              filed with the Securities and Exchange Commission on Form 10-K is available without charg. To obtain a 10-K report or any additional financial information, write or call Ann Martin, Secretary, C B & T, Inc.