Form 10-K/A
period 1997-12-31
CB&T INC
filed 1998-04-30
CIK 357130

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number: 0-10669
                         ------------------------------

                                   CB&T, INC.
             (Exact name of registrant as specified in its charter)

            Tennessee                                             62-1121054
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)
       101 East Main Street
     McMinnville, Tennessee                                        37110
(Address of principal executive                                  (Zip Code)
            offices)
       Registrant's telephone number, including area code: (931) 473-2147
                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                  Name of each exchange on which registered:

       None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $2.50 par value
                                (Title of Class)
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of shares of the Registrant's Common Stock held by nonaffiliates, as of March 2, 1998, was approximately $31,746,383. As of March 2, 1998, 264,113 shares of Common Stock, $2.50 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------

     CB&T, Inc. ("CB&T") hereby amends and restates in its entirety each of the following items of CB&T's Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about March 24, 1998.

                                     PART I

ITEM 2. PROPERTIES

     CB&T owns the land and building located at 101 East Main Street, McMinnville, Tennessee, which houses CB&T's principal executive offices. CB&T also owns the land and buildings in McMinnville, Tennessee that house the West Main and Mount Leo full service branch operations of CB&T, the building in McMinnville, Tennessee that houses CB&T's Plaza branch, and the land and building in Smithville, Tennessee that houses CB&T's DeKalb branch. CB&T leases land and buildings, pursuant to renewable leases, in McMinnville, Tennessee for its Three Star Mall branch and its Super Center branch, and land, pursuant to a renewable lease, in McMinnville, Tennessee for its Plaza branch. Management believes CB&T's facilities are adequate for its current needs.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a)  Market Information

     There is no established public trading market for CB&T's Common Stock and the Common Stock is not traded on any securities exchange. The price range of the known sales of the Common Stock for each quarter of 1996 and 1997 are set forth below.



     Year              1st Qtr.                       2nd Qtr.                      3rd Qtr.                     4th Qtr.
     ----              --------                       --------                      --------                     --------
     Ended      High               Low         High               Low        High               Low       High               Low
     -----      ----               ---         ----               ---        ----               ---       ----               ---

    1997        $ 120.00  -     115.40         $ 120.00  -     117.26        $ 120.20  -     120.00       $ 120.20  -     120.20

    1996        $ 106.08  -      76.00         $ 108.79  -     100.00        $ 115.40  -     108.79       $ 115.40  -     115.40


     (b)  Shareholders

     At December 31, 1997, there were approximately 625 shareholders of record of the Common Stock of CB&T.

     (c)  Dividends

     CB&T paid dividends on its Common Stock of $5.00 per share in the first quarter of 1997 and $2.50 per share in the third quarter of 1997 for an aggregate per share dividend of $7.50 per share in 1997. CB&T paid dividends of $4.46 per share in the first quarter of 1996 and $2.04 per share in the third quarter of 1996 for an aggregate per share dividend of $6.50 per share in 1996. CB&T expects to continue to pay regular semi-annual cash dividends. However, there is no assurance as to the payment of future dividends because the payment of future dividends will be at the sole discretion of CB&T's Board of Directors and will depend on, among other things, CB&T's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

     Director Compensation
     ---------------------

     CB&T pays no fees to Directors or Advisory Directors for service on the Board or Committees of the Board. Each Director or Advisory Director of CB&T, however, is also a Director or Advisory Director of City Bank & Trust Company, a wholly-owned subsidiary of CB&T ("City Bank"), and, as such, receives $1,500.00 for each meeting of City Bank's Board of Directors attended. In addition, City Bank pays all non-employee members of the standing committees of City Bank $150.00 for each meeting attended that continues longer than one hour. During the fiscal year 1997, City Bank paid total cash Directors' fees of $163,275.00 and Directors' fees were deferred in the amount of $105,475.00 under City Bank's Director's Deferred Compensation Plan.

     City Bank's Director's Deferred Compensation Plan was amended and terminated as of January 7, 1998. However, unlike a strict termination in the traditional sense, the amendment stops all future deferrals, but continues the Deferred Compensation Plan for amounts deferred prior to January 7, 1998. Hence, existing distributions, funded by insurance policies owned by CB&T on the lives of the Directors, will occur at the scheduled time, rather than being made in an immediate payout to terminated participants who have not yet begun receiving benefit payments. Furthermore, according to the terms of the Deferred Compensation Plan, Directors are treated as if they terminated service on the date of termination of the Deferred Compensation Plan. Therefore, death benefits are removed and the projected benefits are reduced.

     Compensation of Executive Officers
     ----------------------------------

     The following table sets forth the aggregate remuneration accrued or paid by City Bank during the fiscal years ended December 31, 1997, 1996, and 1995 to the President and Chief Executive Officer, Jeffrey A. Golden, and to the other highest compensated executive officers who received aggregate remuneration in excess of $100,000 for the fiscal year ended December 31, 1997.


                           SUMMARY COMPENSATION TABLE


                                                          Annual Compensation
    Name of Individual and Principal          Year            Salary               Bonus                All Other
                Position                                                                            Compensation (1)

Jeffrey A. Golden                             1997              $138,000.00           $10,350.00             $31,718.06
Chairman of the Board, President              1996               133,500.00            10,012.50              22,499.35
and Chief Executive Officer                   1995               130,000.00             9,750.00              20,684.04

Larry E. Brown                                1997               $93,000.00            $6,975.00             $28,107.30
Director of Bank and Executive Vice           1996                90,000.00             6,750.00              21,147.71
President                                     1995                86,500.00             6,487.50              15,518.76

James H. Hillis(2)                            1997               $83,500.00            $6,262.50             $23,213.44
Director and Treasurer                        1996
                                              1995







(1) All Other Compensation for Mr. Golden and Mr. Brown and Mr. Hillis includes Director fees for the Bank both cash paid and deferred fees, deferred compensation paid pursuant to the Corporation's 401(k) plan, a premium payment for life insurance, use of a bank vehicle and country club dues.

(2) The aggregate remuneration accrued or paid by City Bank to Mr. Hillis did not exceed $100,000 in fiscal years 1995 or 1996.


        Employment Contracts and Termination of Employment and Change-in
                              Control Arrangements
        ----------------------------------------------------------------

     When the Board of Directors of CB&T concluded that a sale of CB&T was a viable alternative, the Board also concluded that steps should be taken to enhance the likelihood of retention of key employee service during negotiation with potential acquirors in order to minimize any disruption to the service delivery by CB&T's employees. Accordingly, at its September 5, 1997 meeting, the Board directed the Special Acquisitions Committee (the "Committee") to review and make a recommendation to the Board regarding appropriate plans to protect, retain or terminate employees with as little as possible disruption to CB&T's and City Bank's operations.

     The Committee met on September 8, 1997 and, at a meeting of the full Board on September 9, 1997, recommended that a $170,000 amount be made available for bonuses to be paid upon consummation of a sale or merger for the efforts of key executive officers of CB&T and/or City Bank in connection with a sale or merger of CB&T ("Retention Bonus Plan").

     The Retention Bonus Plan was adopted by the Board, which directed the Committee to approve any disbursements under the Retention Bonus Plan. At its September 18, 1997 and January 2, 1998 meeting, the Committee approved cash bonuses to be paid upon consummation of a sale or merger of CB&T, in the aggregate, as follows:


              Officer                                CB&T/City Bank                                            Amount
              -------                                --------------                                            ------

Jeffrey Golden                     President, Chairman and Chief Executive Officer*                           $130,000
Larry Brown                        Director, Executive Vice President*                                          12,500
James Hillis                       Director, Treasurer/Director, Senior Vice President                          10,000
Glynna Lee                         /Compliance Officer                                                           7,000
Jerry Brown                        /Chief Financial Officer                                                      5,000
Ken Smith                          /Senior Vice President Trusts, Investments                                    5,000


*Position with each of CB&T and City Bank.


     In addition, the Committee recommended that a severance policy plan be adopted by the Board providing for certain payments to terminated employees. The Board adopted these recommendations at its September 9, 1997 meeting and instructed counsel to prepare a formal severance pay plan for review at its next regular meeting. The CB&T, Inc. Employee Severance Pay Plan was adopted by the Board, effective October 31, 1997. Under the terms of the CB&T, Inc. Employee Severance Pay Plan, non-officer employees, non-executive officers, and executive officers other than the Chief Executive Officer, who is ineligible under the Plan, may receive severance benefits payable in single lump sum cash payments. None of the executive officers named in the Summary Compensation Table will receive severance benefits under the Plan in excess of $100,000.

     The Committee also recommended and the Board approved a Severance Agreement for the Chief Executive Officer as of November 12, 1997 providing certain monetary protection for Mr. Golden as Chief Executive Officer of CB&T, in the event of the termination of Mr. Golden without cause or relocation in connection with a sale or merger of CB&T. Under the terms of Mr. Golden's Severance Agreement, if CB&T or City Bank undergoes a change-in-control on or before October 31, 1999 and if Mr. Golden remains in continuous service as the Chief Executive Officer until the effective date of the change-in-control and is thereafter "terminated without good cause," which definition generally includes termination of employment or a substantial reduction in duties, salary or benefits, or a change in the location at which he performs his services for any reason other than intentional fraud, intentional damage to property of CB&T or City Bank, intentional wrongful disclosure of confidential information, willful violation of a law, intentional breach of fiduciary duty involving personal profit or gross misconduct, then CB&T is obligated to pay Mr. Golden a lump sum cash payment equal to his monthly base pay (which is currently $12,083.33), multiplied by 36 less the number of months that have elapsed from the effective date of the change-in-control to the termination date, plus an additional amount to cover the excise tax, if any, and all federal, state and local income taxes assessed on the severance payment.

     Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

     Decisions on compensation of City Bank's executives are made by a six member Personnel/Nominating Committee of the Board. The following persons were members of the Personnel/Nominating Committee during the 1997 fiscal year: J. Paul Holder, James A. Dillon, Jr., Charles D. Haston, John R. Collier, Jr., Leon Stribling, and James H. Hillis, Treasurer of CB&T and Senior Vice President of City Bank.

     During the 1997 fiscal year, none of the executive officers of CB&T or City Bank served as a director, on the compensation committee, or any other committee of the board of directors performing similar functions of another entity, one of whose executive officers served as a director on the Personnel/Nominating Committee of CB&T or City Bank.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Common Stock as of December 31, 1997 by (i) each person known by CB&T to own beneficially five percent or more of the outstanding Common Stock of CB&T; (ii) each of CB&T's directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers as a group. The address of each person listed below is 108 E. Main Street, McMinnville, Tennessee 37110.


                                                                                   Shares Beneficially
                                                                                        Owned (1)
                                                                      -----------------------------------------------
                                                                                                     Percent
                  Name                                                      Number                   of Class
------------------------------------------------                      -----------------       -----------------------

J. Paul Holder(2)                                                           14,422                     5.46
Robert W. Boyd, Sr.(3)                                                       1,900                      *
Larry E. Brown                                                               1,419                      *
John R. Collier, Jr.(4)                                                      2,088                      *
Jeffrey A. Golden(5)                                                         2,009                      *
Charles D. Haston(6)                                                           452                      *
James H. Hillis(7)                                                           1,000                      *
M. Thomas Mullican(8)                                                       10,438                     3.95
James A. Puckett                                                               194                      *
Leon B. Stribling                                                            2,401                      *
James E. Walling                                                               765                      *
All current directors and executive officers
   as a group
     (11 persons) (2)(3)(4)(5)(6)(7)(8)                                     37,088                    14.04

------------------

*    Represents less than one percent.






(1) Based on 264,113 shares of Common Stock outstanding on December 31, 1997. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 36 shares registered to Steven Thomas Holder, Trust UMGA (Mr. Holder's grandson) and J. Paul Holder, Trustee.

(3) Shares are registered to Robert W. Boyd, Sr. or Elinor Boyd, Mr. Boyd Sr.'s wife.

(4) Includes 100 shares registered to Suzanne E. Collier Reynolds, Mr. Collier, Jr.'s daughter, and 300 shares registered to Pleasant Cove Nursery, Inc., of which Mr. Collier, Jr. is the President.

(5) 1,404 shares are registered to Jeffrey A. Golden WROS Linda Golden, and 605 shares are registered to Linda Golden WROS Jeffrey A. Golden.

(6)  Includes 92 shares registered to Charles D. Haston, a general partnership.

(7)  Shares are registered to James H. or Carolyn Hillis, Mr. Hillis' wife.

(8)  Includes 270 shares registered to Connie W. Mullican, Mr. Mullican's wife.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          The following consolidated financial statements were previously filed as part of CB&T's Form 10-K:

          Consolidated Balance Sheets as of December 31, 1997 and 1996.

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

                  Not applicable.

     (3)  Exhibits:

               The exhibits are listed on the Exhibit Index attached hereto.

(b)  Reports on Form 8-K:

          The Registrant did not file any reports on Form 8-K during the quarterly period ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.


                      CB&T, INC.


                      By: /s/ Jeffrey A. Golden
                         -------------------------------------------------------
                         Jeffrey A. Golden, Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                     Title                                  Date
               ---------                                     -----                                  ----

/s/ Jeffrey A. Golden                       Chairman of the Board, President                   April 28, 1998
---------------------                       and Chief Executive Officer
Jeffrey A. Golden                           (Principal Executive and Financial
                                            Officer)

/s/ Jerry N. Brown                          Senior Vice President of City Bank                 April 28, 1998
---------------------                       & Trust Company (Principal
Jerry N. Brown                              Accounting Officer)

/s/ Robert W. Boyd, Sr.                     Director                                           April 28, 1998
-----------------------
Robert W. Boyd, Sr.

/s/ Larry E. Brown                          Director                                           April 29, 1998
-----------------------
Larry E. Brown

/s/ John R. Collier, Jr.                    Director                                           April 29, 1998
------------------------
John R. Collier, Jr.

/s/ James A. Dillon, Jr.                    Director                                           April 29, 1998
------------------------
James A. Dillon, Jr.

/s/ Jeffrey A. Golden                       Director                                           April 28, 1998
------------------------
Jeffrey A. Golden

/s/ Charles D. Haston                       Director                                           April 29, 1998
------------------------
Charles D. Haston

/s/ James H. Hillis                         Director                                           April 29, 1998
------------------------
James H. Hillis









/s/ J. Paul Holder                          Director                                           April 28, 1998
------------------------
J. Paul Holder

/s/ M. Thomas Mullican                      Director                                           April 28, 1998
------------------------
M. Thomas Mullican

/s/ James A. Puckett                        Director                                           April 28, 1998
------------------------
James A. Puckett

/s/ Leon B. Stribling                       Director                                           April 29, 1998
------------------------
Leon B. Stribling

                                            Director                                           April ___, 1998
------------------------
James E. Walling


                                INDEX TO EXHIBITS

The following documents are filed as a part of this report. Exhibits not required for this report have been omitted.

 Exhibit
 Number                                              Description
--------                                             -----------

3.1      --       Amended and Restated Charter of the Registrant.

3.2      --       Amended and Restated Bylaws of the Registrant, effective as of
                  February 10, 1998.

+10.1    --       Severance Agreement for Chief  Executive Officer,  dated as of
                  November 12, 1997.

+10.2    --       CB&T, Inc. Employee  Severance Pay Plan,  dated as of  October
                  31, 1997.

21       --       Subsidiaries of the Registrant.

27       --       Financial Data Schedule


-----------------------------


 +Compensation plan, benefit plan or employment contract or arrangement.