Form 10-Q
period 1998-03-31
CB&T INC
filed 1998-05-08
CIK 357130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                              ---------------------------------

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from   ____________________ to ______________________

Commission file number                  0-10669
                         ---------------------------------------------------
                                   CB&T, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Tennessee                                       62-1121054
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                  101 East Main Street, McMinnville, Tennessee
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                      37110
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
                                 (931) 473-2148
              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No______
    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: 264,113 shares of common stock, par value $2.50.


                         This filing contains 12 pages.

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                    -----------------------------------------


                                      INDEX



PART I.       FINANCIAL INFORMATION                                         PAGE
                                                                            ----

         Item 1.  Financial Statements.....................................    3
         ------

              Consolidated Balance Sheets for the periods ended
                  March 31, 1998 and December 31, 1997
                  (Unaudited)..............................................    3

              Consolidated Statements of Income for the three
                  (3) month  period and  year-to-date  ended
                  March 31, 1998 and 1997, respectively
                  (Unaudited)..............................................    4

              Consolidated Statements of Cash Flows for the
                  year-to-date ended March 31, 1998 and 1997,
                  respectively (Unaudited) ................................    5

              Management's Statement ......................................    6

         Item 2.  Management's Discussion and Analysis of Financial
         ------   Condition and Results of Operations......................    7

PART II.      OTHER INFORMATION ...........................................   11

              Signatures...................................................   12

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
------

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                    -----------------------------------------
                          McMinnville, Tennessee 37110
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                 March 31,         December 31,
                                                                                    1998               1997
                                                                               -------------     ----------------
                                                                                     (Dollars in Thousands)
ASSETS
Cash and due from banks......................................................  $     8,421                8,456
Federal funds sold...........................................................        6,000
Investment securities (amortized cost
   $102,499 and $103,695, respectively).....................................       104,066              105,404
Loans, net of unearned income and allowance for possible credit  losses......      143,916              145,335
Interest receivable..........................................................        3,222                3,160
Bank premises and equipment,
   less allowances for depreciation..........................................        2,099                2,061
Other assets.................................................................        4,069                4,070
                                                                               -----------           ----------
                  TOTAL ASSETS                                                 $   271,793              268,486
                                                                               ===========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
      Non-interest bearing...................................................  $    29,126               28,207
      Interest-bearing deposits (other than time)............................       73,668               71,081

      Time deposits less than $100M..........................................       88,386               88,468
      Time deposits  of $100M or more .......................................       33,760               31,387
                                                                               -----------           ----------
                  TOTAL DEPOSITS                                               $   224,940              219,143
Accounts payable and accrued liabilities.....................................        3,428                3,397
FHLB borrowings..............................................................        6,585                6,787
Federal funds purchased/repurchase agreements................................        2,408                4,273
                                                                               -----------           ----------
                  TOTAL LIABILITIES                                            $   237,361              233,600



SHAREHOLDERS' EQUITY:
Common Stock of 2.50 par value:  Authorized 1,000,000 shrs,
   issued 331,814 shrs including 67,701 and 67,701 Treasury shrs  in
   March '98 and December '97, respectively..................................  $       830                  830
Surplus .....................................................................        5,000                5,000
Retained earnings............................................................       33,101               33,467
Less cost of treasury shares.................................................       (5,471)              (5,471)
Net unrealized gains (losses) on available for sale securities, net of tax...          972                1,060
                                                                               -----------           ----------
                  TOTAL SHAREHOLDERS' EQUITY                                   $    34,432               34,886
                                                                               -----------           ----------
                  TOTAL LIABILITIES ANDSHAREHOLDERS'
                          EQUITY                                               $   271,793              268,486
                                                                               ===========           ==========



                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                    -----------------------------------------
                          McMinnville, Tennessee 37110
                          ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                                                                               Fiscal Year-to-date
                                                              Three Months Ended                Three Months Ended
                                                                    March 31                         March 31
                                                      ------------------------------------ --------------------------------

                                                      1998                  1997            1998                   1997
                                                      ----                  ----            ----                   ----
INTEREST INCOME:
Interest and fees on loans..........................  $  3,461               3,432           $   3,461                3,432
Interest on investment securities:
      Taxable income................................     1,098               1,160               1,098                1,160
      Tax-exempt income.............................       458                 388                 458                  388
Other interest income ..............................        37                  32                  37                   32
                                                      --------            --------           ---------             --------
                  TOTAL INTEREST INCOME
                                                      $  5,054               5,012               5,054                5,012

INTEREST EXPENSE:
Interest on deposits other than time...............   $    513                 502                 513                  502
Time deposits less than $100M.......................     1,164               1,194               1,164                1,194
Time deposits of $100M or more .....................       444                 421                 444                  421
Interest on FHLB borrowings.........................       102                 111                 102                  111
Interest on federal funds purchased/ repurchase
  agreements........................................        32                  17                  32                   17
                                                      --------            --------           ---------             --------
                   TOTAL INTEREST EXPENSE             $  2,255               2,245               2,255                2,245
                                                      --------            --------           ---------             --------
                   TOTAL NET INTEREST
                        INCOME                        $  2,799               2,767               2,799                2,767
PROVISION FOR POSSIBLE
     CREDIT LOSSES..................................  (    102)           (    140)          (     102)            (    140)
                                                      --------            --------           ---------             --------

                   NET INTEREST INCOME
                      AFTER PROVISION FOR
                      POSSIBLE CREDIT LOSSES........  $  2,697               2,627               2,697                2,627


OTHER INCOME:
      Service charges on deposit accounts...........  $    290                 295                 290                  295
      Other service charges, commissions
         and fees...................................       119                  53                 119                   53
      Net realized gains (losses) on investment
         securities.................................        29                  12                  29                   12
      Other income..................................        19                  85                  19                   85
                                                      --------            --------           ---------             --------
                          TOTAL OTHER INCOME          $    457                 445                 457                  445


OTHER EXPENSES:
Salaries and employee benefits......................  $  1,045                 800               1,045                  800
Net occupancy expense...............................        84                  87                  84                   87
Furniture and equipment expense.....................       193                 209                 193                  209
FDIC Assessment.....................................        13                   6                  13                    6
Other ..............................................       461                 405                 461                  405
                                                      --------            --------           ---------             --------

                          TOTAL OTHER EXPENSES        $  1,796               1,507               1,796                1,507
                                                      --------            --------           ---------             --------

                             INCOME BEFORE
                              INCOME TAXES..........  $  1,358               1,565               1,358                1,565
Income taxes........................................  (    403)           (    486)           (    403)            (    486)
                                                      --------            --------            --------             --------
                          NET INCOME                  $    955               1,079                 955                1,079
                                                      ========            ========            ========             ========

Common shares outstanding ended March 31............   264,113             264,507             264,113              264,507
Net income per share of common stock................  $   3.61                4.08                3.61                 4.08
Dividends per share of common stock.................  $   5.00                5.00                5.00                 5.00


                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                    -----------------------------------------
                          MCMINNVILLE, TENNESSEE 37110
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                                 For the Period Ended
                                                                                                        March 31
                                                                                                ----------------------
                                                                                                   1998          1997
                                                                                                (Dollars in thousands)


Operating activities:
       Net income........................................................................         $    955       1,079
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Provision for possible credit losses.........................................              102         140
            Provision for depreciation and amortization..................................              122         133
            Decrease (increase) in interest receivable...................................         (     62)     (  229)
            Decrease (increase) in other assets .........................................                1      (  378)
       Increase (decrease) in accounts payable and accrued liabilities ..................               31      (  112)
                                                                                                  --------      ------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $  1,149         633



Investing activities:
       Purchases of  investment securities..............................................          $(13,431)     (9,964)
       Proceeds from sales of investment securities.....................................             8,514       4,970
       Proceeds from maturities, calls and principal collections
          of investment securities......................................................             6,112       7,678
       Net decrease (increase) in unrealized gains on investment securities.............               143         513
       Net decrease (increase) in loans.................................................             1,317      (2,066)
       Purchase of premises and equipment ..............................................          (    160)     (   45)
                                                                                                  --------      ------
                  NET CASH USED BY INVESTING ACTIVITIES                                           $  2,495       1,086


Financing activities:
       Net increase (decrease) in noninterest-bearing and
          interest-bearing deposits.....................................................          $  5,797       3,712
       Net increase in federal funds sold...............................................          (  6,000)
       Net increase (decrease) in federal funds purchased/
          repurchase agreements.........................................................          (  1,865)        758
       Cash dividends...................................................................          (  1,321)     (1,323)
       Purchase of Treasury Stock ......................................................                        (    9)
       Net increase (decrease) in FHLB borrowings.......................................          (    202)        181
       Increase (decrease) in after-tax unrealized gains on securities..................          (     88)     (  318)
                                                                                                  --------      ------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       $ (3,679)      3,001
                                                                                                  --------      ------
                  DECREASE IN CASH AND CASH EQUIVALENTS                                           $ (   35)      4,720
                   CASH AND CASH EQUIVALENTS AT BEGINNING
                      OF YEAR                                                                        8,456       8,196
                                                                                                  --------      ------
                    CASH AND CASH EQUIVALENTS AT END OF QUARTER                                   $  8,421      12,916
                                                                                                  ========      ======

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These adjustments were normal reoccurring adjustments with the exception of $284 thousand in charges related to the proposed merger of CB&T with Union Planters Corporation, which were accrued or paid and charged against 1998 earnings. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------

At March 31, 1998, average total assets were $268.6 million compared to $260.7 million at March 31, 1997 and $267.3 million at December 31, 1997. Average earning assets at the period ended March 31, 1998 totaled $254.7 million as compared to $244.2 million at March 31, 1997 and $250.5 million at December 31, 1997, respectively. The following discussion examines the significant factors relative to changes in the Corporation's balance sheets.

SECURITIES
----------
The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The quality of obligations of states and political subdivisions will be BAA, A, AA, or AAA, the majority of which is AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of the local service area, certain unrated bonds of local municipalities may be purchased provided they are of reasonable credit risk.

As of December 31, 1995, all investment securities were classified as available-for-sale. Management classified all securities as available-for-sale so that securities may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid.

The Corporation's average debt securities portfolio at March 31, 1998 was $103.2 million which was an increase from average investments of $98.5 million at March 31, 1997 and $101.9 million at December 31, 1997. At March 31, 1998, the liquidity portion of the current portfolio, fixed rate debt securities maturing in one year or less, totaled $7.9 million or 7.7% of total debt securities and is an integral part of asset/liability management. In addition, floating rate securities with a repricing frequency of one year or less totaled $3.9 million or 3.8% of total debt securities. At March 31, 1997, fixed rate securities maturing in one year or less totaled $19.3 million and floating rate debt securities with a repricing frequency of one year or less totaled $5.5 million.

LOANS
-----
The Corporation's average loan portfolio totaled $145.5 million at March 31, 1998 which was an increase over the corresponding period in 1997 with average loans of $143.2 million and $144.6 million at March 31, 1997 and December 31, 1997, respectively. Average loan growth reflected an increase of $2.3 million or 1.6% over March 31, 1997 and $0.9 million or 0.7% over December 31, 1997. The increase in the loan portfolio was attributed primarily to the growth in real estate mortgage lending which increased $2.2 million or 2.8% over the period ended March 31, 1997 and $.8 million or 1.0% over December 31, 1997. There was no commercial paper included in the loan portfolio at the end of the current reporting period.

Effective January 1, 1995, the Corporation and the Bank adopted Statement of Financial Accounting Standards No. 114 (as amended by No 118), "Accounting by Creditors for Impairment of a Loan." SFAS 114 established the accounting by creditors for impairment of a loan by specifying how allowances for possible loan losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Management evaluates smaller balance homogeneous loans collectively for impairment. Loans collateralized by one-to-four family residential properties, consumer installment loans and credit card loans are considered smaller-balance homogeneous loans.

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

Total impaired loans at March 31, 1998 were $1.4 million compared to $.03 million at March 31, 1997 and $1.4 million at December 31, 1997. The ratio of impaired loans to the allowance for loan losses at March 31, 1998 was 73.6% compared to 1.63% and 73.4% at March 31 and December 31, 1997, respectively. Total impaired loans as a percentage of total loans were 1.0% at March 31, 1998, compared to .02% at March 31, 1997 and 1.0% at December 31, 1997.

OTHER EARNING ASSETS
--------------------
At the reporting period ended March 31, 1998, average federal funds sold totaled $2.8 million compared to $2.4 million and $3.9 million at March 31, 1997 and December 31, 1997, respectively, which equates to $.4 million more than at March 31, 1997 and $1.1 million less than at December 31, 1997, respectively.

DEPOSITS
--------
The Corporation's major source of investable funds is core deposits from retail and business customers. Core deposits consist of interest-bearing and noninterest-bearing deposits, including certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, certificates of deposit, money market and other time accounts, increased $3 million or 1.6% over March 31, 1997 and increased $.4 million or 0.2% over December 31, 1997. Average demand deposits (noninterest-bearing core deposits) increased $.6 million or 2.3% over March 31, 1997 and decreased $.7 million or 2.6% from December 31, 1997. These deposits represent approximately 11.8%, 11.7% and 12.1% of average core deposits at March 31, 1998 and 1997 and December 31, 1997, respectively.

CAPITAL
-------
The capital growth rate, exclusive of unrealized net gains or losses on securities, increased $2,120 thousand or 6.8% over March 31, 1997 and decreased $366 thousand or 1.1% over December 31, 1997. For the period ended March, 1998, the Corporation had an equity capital to assets ratio of 12.7% compared to 11.7% for March 31, 1997 and 12.0% for December 1997. Regulatory risk-adjusted capital adequacy standards were revised in 1993. Under risk- adjusted capital requirements, total capital consists of Tier 1 capital which is essentially Common Shareholders' equity less tangible assets, and Tier 2 capital which consists of certain types of preferred stock, subordinated debt, and allowance for possible credit losses not to exceed 1.25% of risk-adjusted assets. The capital ratio is then computed by dividing the sum of Tier 1 and Tier 2 capital by the total of risk-adjusted assets including converted off- balance-sheet risks. The minimum requirement for Tier 1 capital is 4% and total capital (Tier 1 plus Tier 2) is 8%. The Corporation's Tier 1 capital ratio was 22.6% and total capital was 23.9% at March 31, 1998 compared to 20.9% and 22.2% at March 31, 1997 and 22.5% and 23.8% at December 31, 1997. These ratios substantially exceed the Federal Reserve Board's capital guidelines for a "well-capitalized"
institution, which are 6% for Tier 1 and 10% for total capital. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

The formation of two nonbank subsidiaries resulted in the July, 1996 business opening of CBT Insurance, Inc. and CBT Realty, Inc. Both subsidiaries are wholly owned by CB&T, Inc. with an initial investment in each of $1,000 to purchase one hundred percent (100%) of the stock issued by each of the newly formed subsidiaries.

The principal activity of CBT Insurance, Inc. is insurance sales. CBT Realty, Inc. was formed to engage in the holding and disposing of real estate acquired through foreclosure, however, through March 1998, there has been no activity in CBT Realty, Inc. The Corporation has entered into an Agreement and Plan of Merger with Union Planters Corporation ("UPC"), and Union Planters Holding Corporation, a wholly owned subsidiary of UPC ("UP Holding"), pursuant to which the Corporation will merge with and into UP Holding, with UP Holding being the surviving corporation (the "Merger"). If the Merger is approved, CBT Realty Inc. will be dissolved prior to consummation of the Merger.

MATERIAL CHANGES IN RESULTS OF OPERATION

Year-to-date 1998, interest from investment securities increased by $8 thousand or 0.5% from the corresponding 1997 period. This increase in investment income is attributable to the higher yields resulting from the increase in agency mortgage-back securities in the portfolio.

At year-to-date March 31, 1998, there were net realized gains (losses) on the sales of securities of $29 thousand compared to $12 thousand at March 31, 1997. At March 31, 1998 net unrealized gains in securities totaled $1.6 million and categorically were; Treasuries - $.1 million, Agencies - $.2 million, Municipals -$1.2 million and other investments - $.1 million. For the corresponding period in 1997, net unrealized gains totaled $.5 million and categorically were; Treasuries - $.1 million, Agencies - $(.2) million and Municipals - $.6 million.

The Corporation's interest from loans for the period ended March 31, 1998, increased $29 thousand or 0.8% over the same period in 1997. This increase in loan interest income is primarily a result of the increase in the volume of loans outstanding.

Interest income on federal funds sold increased $5 thousand or 15.6% through the first quarter of 1998 from the corresponding period in 1997.

Due to slightly declining rates on a higher volume of deposit accounts, interest expense on interest-bearing deposits increased over the March 1997 period by only $4 thousand or 0.2%. Interest expense for the 1998 reporting period on certificates of deposit of less than $100 thousand decreased by $30 thousand or 2.5% through the first quarter and interest on time certificates of $100 thousand or more increased by $23 thousand or 5.5%. Total interest expense on transaction accounts and savings deposits for the 1998 reporting period increased $11 thousand or 2.2% over the same 1997 reporting period. Interest expense on F.H.L.B. borrowings decreased $9 thousand or 8.1% from the same year-to-date period in 1997.

Non-interest income (excluding securities transaction) decreased $5 thousand or 1.2% for the year-to-date 1998 over the corresponding period in 1997.

Through March 31, 1998, non-interest expense increased by $289 thousand or 19.2%. This increase in non-interest expense in 1998 over the corresponding period in 1997 is the result of provision for charges of $284 thousand related to the proposed Merger which have been accrued or paid and charged against 1998 earnings.

Year-to-date 1998, provision for possible credit losses reflects an increase of $70 thousand or 2.7% over the corresponding period in 1997.

The net result of operations after federal income taxes for 1998 is a decrease of $124 thousand or 11.5% over same year-to-date period in 1997.

It is the opinion of management that during the current reporting period of March 1998, the effect of general inflation was relatively immaterial to the operation of the Corporation and the results thereof.

PROPOSED MERGER
---------------

     On January 6, 1998, the Corporation entered into the Merger Agreement which provides for the combination of the Corporation and UPC. The Merger is expected to be a tax free exchange of stock in which the Shareholders of the Corporation will be entitled to receive 5.488 shares of UPC common stock (subject to upward adjustment upon the occurrence of certain events set forth in the Merger Agreement) in exchange for each outstanding share of the Corporation's common stock. The Merger is subject to various conditions, including receipt of approval by the Shareholders of the Corporation and receipt of certain regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities.

          The description of the terms and conditions of the Merger Agreement and the Merger in this report are qualified in their entirety by reference to the Merger Agreement that has been filed as an exhibit to the Corporation's Form 8-K, which was filed with the Securities and Exchange Commission on January 21, 1998, and is hereby incorporated herein by reference.

                    C B & T, INC. AND WHOLLY-OWNED SUBSIDIARY
                    -----------------------------------------

                           PART II. OTHER INFORMATION


Items 1.-5.    None applicable to the reporting  period for the three (3) months
-----------    ended March 31, 1998.

Item 6.        Exhibits and Reports on Form 8-K.
-------

               (a) No exhibits were furnished in accordance with Item 601 of Regulation S-K for three (3) months ended March 31, 1998.

               (b) The registrant filed a report on Form 8-K on January 21, 1998 to report that the registrant had entered into an Agreement and Plan of Merger with Union Planters Corporation and Union Planters Holding Corporation, a wholly-owned subsidiary of Union Planters Corporation, providing for the merger of the registrant with and into Union Planters Holding Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          C B & T, INC.


                                  By:     /s/ Jeffrey A. Golden
                                          --------------------------------------
                                          Jeffrey A. Golden, Chairman, President
                                          and Chief Executive Officer


                                  Date:   May 7, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey A. Golden
-------------------------------------------
Jeffrey A. Golden, Chairman, President
and Chief Executive Officer

(Principal Executive and Financial Officer)

Date:  May 7, 1998


/s/ Jerry N. Brown
-------------------------------------------
Jerry N. Brown, Sr Vice-President
City Bank & Trust Company

(Chief Financial Officer)

Date:  May 7, 1998